Form 10-K
period 2003-12-31
SOUTHWEST COMMUNITY BANCORP
filed 2004-03-30
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to   ____________

COMMISSION FILE No.: 000-50545

SOUTHWEST COMMUNITY BANCORP

Incorporated Under the Laws of the State of California

I.R.S. EMPLOYER IDENTIFICATION NO.: 30-0136231

5810 EL CAMINO REAL
CARLSBAD, CALIFORNIA 92008
TELEPHONE: (760) 918-2616

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, No Par Value Warrants to Purchase Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2003: $44,987,208

Number of shares of Common Stock outstanding as of June 30, 2003: 1,934,596

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the identified parts of this Form 10-K:

2004 Annual Meeting Proxy Statement — Part III, Items 10, 11, 12, 13 and 14.

INDEX

PART I

ITEM 1 —	BUSINESS

ITEM 2 —	PROPERTIES

ITEM 3 —	LEGAL PROCEEDINGS

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6 —	SELECTED FINANCIAL DATA

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A —	CONTROLS AND PROCEDURES

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 —	EXECUTIVE COMPENSATION

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements,” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, throughout this Annual Report the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us, Southwest Community Bancorp, Southwest Community Bank, Financial Data Solutions, Inc., or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs as well as the assumptions we have made, those expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, failure of a significant number of borrowers to repay their loans, failure of our community banking strategy, changes in general economic conditions or the economic conditions in Southern California, the monetary policies of the Federal Reserve, changes in interest rates, and restrictions imposed on us by regulations or the banking industry regulators.

     For information about factors that could cause our actual results to differ from our expectations, you should carefully read “ITEM 1 — BUSINESS — Material Risks Affecting the Company and Our Common Stock” herein. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We have no intention, and do not assume any obligation, to update these forward-looking statements.

ITEM 1 — BUSINESS

Southwest Community Bancorp

     Southwest Community Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Southwest Community’s principal business is to serve as a holding company for our banking subsidiary, Southwest Community Bank (“SWCB”), and our subsidiary services company, Financial Data Solutions, Inc. (“FDSI”). When we say “we,” “our” or the “Company,” we mean Southwest Community Bancorp on a consolidated basis with SWCB and FDSI. When we refer to “Southwest Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

     Southwest Community was incorporated on December 4, 2002, under the laws of the State of California, at the direction of the Board of Directors of SWCB for the purpose of becoming SWCB’s holding company. The holding company reorganization was consummated on April 1, 2003, pursuant to a Plan of Reorganization and Merger Agreement dated December 18, 2002, and each outstanding share of SWCB common stock was converted into one share of Southwest Community’s common stock and all outstanding shares of SWCB’s common stock were transferred to Southwest Community. Further, each outstanding warrant to purchase SWCB’s common stock, issued in connection with SWCB’s 2002 Unit Offering, was converted into a warrant to purchase Southwest Community’s common stock.

     In April 2003 Southwest Community raised approximately $8.0 million in net proceeds from the sale of “trust preferred” securities, due June 26, 2033. The holders of the trust preferred securities will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.15%, with an initial interest rate of 4.47%. Southwest Community formed a wholly-owned business trust subsidiary, Southwest Community Statutory Trust I (the “Trust”), pursuant to the laws of the State of Connecticut, to facilitate the transaction. The offering was conducted as a private placement to accredited investors within the meaning and in accordance with the requirements of Regulation D and was therefore exempt under the Securities Act. The proceeds to Southwest Community are treated as Tier 1 capital by Southwest Community for regulatory purposes. (See “Supervision and Regulation — Southwest Community Bank — Risk-Based Capital Guidelines” herein.) Southwest Community is using the proceeds from the offering to fund SWCB’s growth. The interest paid by Southwest Community is deductible. Southwest Community has the right, assuming that no default has occurred, to defer interest payments at any time for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called on or after June 26, 2008 at their face value.

     The Company consists of two business segments. The primary source of income comes from banking services provided by SWCB and to a lesser extent from data processing services provided by FDSI. SWCB derives its income primarily from interest received on loans and investment securities and from fees received from deposit services. The expenses of SWCB are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. FDSI derives its income primarily from fees for services. The expenses of FDSI are salaries and benefits for employees, occupancy and equipment costs for its processing facilities and general operating expenses. The assets of the Company are primarily those of SWCB.

     The growth in Company assets and earnings and the contribution to earnings from these business segments is summarized in the following table (see “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for more detailed information regarding lending, deposits and securities portfolios):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Business Segment Banking:
Southwest Community Bank	$3,047	$1,568	$863	$903	$(159)
Southwest Community Bancorp	(195)

Total Banking	2,852	1,568	863	903	(159)
Data Processing:
Financial Data Solutions, Inc.	83	249	31	(177)	(334)

Total Company	$2,935	$1,817	$894	$726	$(493)

Consolidated Assets	$333,815	$250,898	$123,074	$87,201	$47,545

     The increase in earnings at FDSI in 2002 and subsequent decrease in 2003 was the result of the loss of a data processing customer in 2002 that resulted in payment of a contract termination fee followed by the loss of revenue from that customer in 2003 and increased expenses in 2003 that related to the opening of an additional processing center in January 2003.

Southwest Community Bank

     SWCB commenced operations on December 1, 1997, as a California state-chartered bank. SWCB is authorized to engage in the general commercial banking business by the California Department of Financial Institutions (“DFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law. SWCB is not a member of the Federal Reserve System (“FRB”). Since opening its first office in Encinitas, California, SWCB has experienced continued growth in total assets and locations.

     In 1998 SWCB opened a Private Banking Office in downtown San Diego. During 2000, SWCB added offices in Escondido and El Cajon. In 2001, SWCB opened a fifth office in the Carlsbad commercial business district and relocated its administrative offices from Encinitas to the new Carlsbad office. During 2002, SWCB opened its sixth office in Murrieta, California. During 2003, SWCB opened a seventh office in Anaheim and a loan production office in Glendale, California. In May 2004 SWCB plans to open an eighth office in San Bernardino, California.

Financial Data Solutions, Inc.

     FDSI was established in November 1998 as a wholly-owned subsidiary of SWCB. FDSI, headquartered in Murrieta, California, is a technology related servicing company that was formed for the purpose of providing quality, state-of-the-art item processing and related services to the financial services community in Southern California. Shortly after establishing FDSI, SWCB sold a 49% interest in FDSI to another financial institution. In February 2001 FDSI opened its second processing center in El Monte, California, to expand its service area to Los Angeles and Orange Counties. In July 2001 FDSI took over the item processing responsibilities of the Bank Link Corporation, adding 5 clients to its Murrieta center. In 2001, FDSI further expanded its product offering with automated remittance processing/lock box services. In January 2003 a third processing center in San Leandro, California, was opened, expanding FDSI’s market area to Northern California. In May 2003 SWCB transferred its 51% equity interest in FDSI to Southwest Community. In February 2004 pursuant to a Buy-Sell Agreement between FDSI and its two shareholders and following the acquisition of the minority shareholder by another financial institution, Southwest Community purchased the minority shareholder’s interest in FDSI for $3,350,000.

Business of the Company

     Banking

     SWCB offers a variety of checking, savings and money market accounts, sweep accounts, and time certificate of deposits, including IRA and KEOGH accounts. Depositors have the option of subscribing for a wide range of electronic services including ATM/debit card services, on-line banking, bill paying, cash management and a variety of electronic account statement options. In addition, we provide other incidental services customary to the banking industry such as courier service, coin and cash handling and notary services.

     SWCB makes a variety of loan products available, including commercial, real estate, construction, automobile and other installment and term loans. In May 1998 SWCB initiated an SBA lending program as a key aspect of its commercial client/small business focus. By mid-1999, SWCB received a “Preferred Lender” status from the San Diego Regional SBA office. The “Preferred Lender” status enabled SWCB to process loans in less time than before, which contributed to SWCB becoming San Diego County’s largest local SBA lender for the SBA’s fiscal years ending September 30, 2000, 2001 and 2003. SWCB’s “Preferred Lender” status was extended to the Santa Ana Region in August 2000, which provided expedited loan processing ability in Orange, Riverside and San Bernardino Counties, and was extended to the Sacramento and Fresno Districts in 2003.

     With the assistance of FDSI, SWCB has established itself as a niche player in the remittance or lock box processing arena, enabling SWCB to attract corporate relationships with larger than average balances that require specialized services. This has enabled SWCB to achieve a ratio of demand deposits to total deposits of 77% as of December 31, 2003, which has resulted in a lower cost of funds than most of our peers. Many of these deposits, however, require services that are included in noninterest expense.

     Through affiliations with third party vendors, SWCB also provides loans for single-family mortgages, merchant card services, and noninsured investment products.

     SWCB offers a variety of electronic banking services for corporate and individual customers, including ATMs, cash management and electronic bill payment. SWCB also has a “home page” address on the World Wide Web as an additional means of providing customer access to banking services. Our website address is: www.swcbank.com. These services are not a significant source of revenue and are provided primarily for customer convenience and operational efficiencies. SWCB does not make loans or open deposit accounts via the internet.

     Our business plan emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in our service area. Our primary market area is San Diego County. We market certain services, such as construction and SBA loans, to an expanded market encompassing portions of Orange, Riverside and San Bernardino Counties. Since we are locally owned and operated, with a management team and Board of Directors charged with monitoring the financial needs of the communities we serve, we believe that we are in a position to respond promptly to the changing needs of customers.

     Also see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for additional information regarding SWCB’s loan and deposit products.

     Data Processing

     FDSI primarily offers first-pass item/imaging processing that transforms paper items/checks into digitized electronic form to provide efficient processing for financial institutions along with related back office support services such as data storage, research, reports and customer statements. FDSI also provides remittance processing or lockbox service for customers with high volume payment processing needs.

Business Concentrations

     Banking

     Except for the deposit relationships discussed below, no individual or single group of related customers is considered material in relation to the earnings assets or the sources of revenue of SWCB. However, we accept deposits and provide deposit services to real estate related service businesses, such as mortgage servicing, title and escrow and property management companies. Deposits from five of these businesses, whose aggregate average balances represented 1% or more of our total deposits, totaled $131 million in average balances during the month of December 2003. One of these relationships, a mortgage servicing company, substantially increased its deposit balances beginning in the fourth quarter of 2002 and accounted for approximately 72% of these deposits in December 2003. The increase in these deposit balances also increased the amount of funds in the process of collection included in the cash and due from banks accounts. Fluctuations in these deposit balances would primarily affect the balances of cash and due from banks, short-term investments and short-term borrowings. (See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Deposits” herein)

     Moreover, our banking activities are currently focused primarily in Southern California, with the majority of our business concentrated in San Diego County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economy and, in particular, the residential and commercial real estate markets in San Diego County. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods, in this region, although we do not anticipate any adverse consequences as a result of the recent fires in Southern California.

     Data Processing

     FDSI’s five largest customers account for approximately 50% of 2003 revenues, including approximately 14% from its minority shareholder. As a result of the acquisition of the minority shareholder by another financial institution in January 2004, discussed above, services to the financial institution are expected to be terminated during 2004, subject to the payment of a contract termination fee.

Market Area

     Banking

     SWCB’s primary market areas include the cities and surrounding communities of San Diego, Carlsbad, El Cajon, Escondido, Encinitas, Marietta and Anaheim, encompassing portions of San Diego, Riverside, San Bernardino and Orange Counties.

     The sixth-largest city in the United States, San Diego is the southern-most major metropolitan area in California. The city lies 125 miles south of Los Angeles and 500 miles south of San Francisco. The county covers 4,261 square miles, and borders Orange, Riverside and Imperial Counties to the north and east, and Baja California to the south.

     San Diego’s economy has undergone a remarkable transformation over the past decade. The severe recession in the first half of the 1990s was the longest and deepest of the past 60 years. The downturn, subsequent recovery and expansion were not mere business or cyclical adjustments, but an extensive overhauling and restructuring of the region’s basic economic drivers. SWCB, having commenced operations in late 1997, has been a beneficiary of the region’s economic growth and was not burdened by the economic downturn earlier in the decade. San Diego’s economic growth has enabled SWCB to expand from one office in 1997 to five offices in San Diego County.

     From an economy largely dominated by defense and military expenditures, San Diego industries transformed into a diversified mix of high-technology commercial endeavors. Some of these sectors were by-products of defense-based efforts, as well as capitalization of highly educated and skilled workers. Emerging growth areas include telecommunications, electronics, computers, software, and biotechnology.

     International trade also contributed to San Diego’s economic recovery and dynamic performance in recent years. San Diego’s cross border trade and interactions with Mexico provide tremendous economic advantages and opportunities, becoming an increasingly important facet of San Diego’s economic fortunes.

     Mexico and Canada, U.S. partners under the North American Free Trade Agreement (“NAFTA”), dominate San Diego’s export markets by far, accounting for more than one-half (55%) of all export production. San Diego clearly benefits from NAFTA, not only because the agreement further opened up the markets of the United States’ two largest customers, but also because Baja California was greatly benefited and stimulated by heightened trade and dollars flowing to the region.

     Mexico and NAFTA are key factors in San Diego’s continued economic prosperity, export production and growth. International trade accounts for more than one-third (37%) of San Diego manufacturing dollars. Manufacturing remains the largest economic sector for local dollars generated, with electronics, computers and industrial machinery, aerospace and shipbuilding, and instruments leading local production.

     Specific products made and exported from San Diego, in addition to televisions, include other radio and broadcasting/communications equipment, cellular telephones, semiconductors, circuit boards, computers, and scientific, medical, and other measuring instruments.

     The transformation of the United States’ defense system from cold-war industrial buildup to modern high-tech military transformed San Diego’s military operations and defense contracting work. Despite past cutbacks and downsizing, the military’s presence and commitment to San Diego remains, if anything, greater than ever as the Navy’s principal location for West Coast and Pacific Ocean operations. San Diego is also home to the only few remaining shipyards on the West Coast able to build and repair large Navy ships.

     The San Diego-based Space & Naval Warfare Systems Command (SPAWAR) administers several billions of dollars in contract work for local companies. The command is primarily responsible for equipment needed for modern warfare and surveillance, including Naval space systems, communications and information technology.

     Although SWCB does not directly finance international trade, is not directly impacted by NAFTA, and does not provide banking services to the Navy, as noted, these factors have had a positive impact on the economy of San Diego, generally, and the industries and customers SWCB serves, indirectly.

     The multi-billion dollar visitor industry has also been an important sector of economic power and stability. The visitor industry is San Diego’s third largest economic sector, behind only manufacturing and military/defense.

     SWCB also operates branch offices in Orange and Riverside Counties. The Anaheim office serves customers in Anaheim and neighboring Orange County communities. The Murrieta office extends SWCB’s service area to Riverside County. In May 2004 SWCB plans to open a new office in the City of San Bernardino, San Bernardino County, California.

     Data Processing

     FDSI’s services are primarily provided to financial institutions located in Southern California; however the opening of a processing facility in the San Francisco Bay area in January 2003 has expanded the market area to Northern California. The ability to efficiently provide item processing services is impacted by the proximity of the processing center to customers.

Competition

     Banking

     The banking business in California, generally, and in SWCB’s service areas, specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have many offices operating over wide geographic areas. SWCB competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in our market areas. Among the advantages that the major banks have over SWCB are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in SWCB’s service areas offer certain services (such as trust and international banking services) that are not offered directly by SWCB and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

     As of June 30, 2003, the most recent period for which figures are available, data reported by state and federal agencies indicated that the 518 banks and savings and loan offices then open in SWCB’s primary market area, San Diego County, held approximately $37.9 billion in total deposits averaging approximately $73.2 million per banking office. SWCB’s total deposits ($236,795,000) in the San Diego market area constituted 0.62% of the total deposits in that market.

     Moreover, all banks face increasing competition for loans and deposits from non-bank financial intermediaries such as mortgage companies, insurance companies, and securities firms.

     In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLB Act, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revised the Bank Holding Company Act of 1956 and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLB Act also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

     Given that the traditional distinctions between banks and other providers of financial services have been effectively eliminated, SWCB will face additional competition from thrift institutions, insurance companies and securities firms. Additionally, their ability to cross-market banking products to their existing customers or the customers of affiliated companies may make it more difficult to compete. SWCB and many similarly situated institutions have not yet experienced the full impact of the GLB Act and therefore, it is not possible to determine the potential effects, if any, that the GLB Act will have on community banks in general, or on SWCB’s operations specifically.

     In order to compete, SWCB uses to the fullest extent possible the familiarity of its directors and officers with the market area and its residents and businesses and the flexibility that SWCB’s independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by directors, officers and other employees. SWCB uses advertising, including radio and newspaper ads and direct mail pieces, to inform the community of the services it offers. SWCB also utilizes emerging marketing techniques, such as the Internet, to reach target markets. In addition, directors and shareholders refer customers, as well as bring their own business. SWCB also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business.

     SWCB has developed programs that are specifically addressed to the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed SWCB’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. SWCB also assists those customers requiring other services not offered by SWCB to obtain those services from correspondent banks. In addition, SWCB offers ATM services, including a drive-up ATM, a night depository, courier services, bank-by-mail services, merchant windows and direct deposit services.

     SWCB’s management believes that SWCB’s reputation in the communities served and personal service philosophy enhance the ability to compete favorably in attracting and retaining individual and business clients. SWCB also believes that it has an advantage over the larger national and “super regional” institutions because it is managed by well respected and experienced bankers.

     Mergers, acquisitions and downsizing have and will continue to foster impersonal banking relationships which, in turn, may cause dissatisfaction among SWCB’s targeted customer population. Moreover, larger competitors may not offer adequate personalized banking services, since their emphasis is on large volume and standardized retail products.

     SWCB faces growing competition from other community banks. These institutions have similar marketing strategies, have also been successful and are strong evidence regarding the potential success of the community banking sector.

     No assurance can be given that ongoing efforts to compete will continue to be successful.

     Data Processing

     FDSI generally competes with larger companies that have longer operating histories, larger customer bases and greater financial resources. Competitive factors affecting the market for FDSI’s services include comprehensive services, customization of applications, quickness to adapt to new technologies, customer service and support, references from existing customers and pricing. While FDSI has a short operating history, management personnel and employees have considerable experience in the industry. FDSI also partners with out of area data processing service companies to provide the local item processing services.

Employees

     At December 31, 2003, SWCB had 80 full-time and 10 part-time employees. In addition, FDSI, had 38 full-time and 45 part-time employees. Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

Material Risks Affecting the Company and Our Common Stock

     The considerations listed below represent material factors we believe could cause our actual results of operations to differ materially from our expectations. These considerations are not intended to represent a complete list of the general or specific risks that may affect our future results of operations or stock price and should be considered carefully.

     Risks Related to the Company

     We have a Limited Operating History. We have only been operating since December 1, 1997. Therefore, we have a limited operating history and we still remain subject to the risks inherently associated with a new business enterprise in general, and a new financial institution in particular, such as untested systems and management in a full range of economic conditions.

     We Do Not Have a Sustained History of Profitability. We did not earn a profit for the years ended December 31, 1999 and 1998 or for the period ended December 31, 1997. The losses that we incurred were from anticipated start-up costs associated with developing our operating infrastructure, coupled with an initially low volume of earning assets, and the costs associated with the start-up of FDSI. Our share of FDSI’s initial losses had a significant impact on our overall profitability during 1999, which at $334,000 was accountable for approximately 67% of our total consolidated loss for the year. Although we earned a profit for the years ended December 31, 2003, 2002, 2001 and 2000, our profitability in 2003 was impacted by a decrease in FDSI’s profitability due in large part to the costs it incurred in opening a new office during the year. We cannot assure you that we will maintain our level of profitability in the future. FDSI’s future profitability will be impacted by technological and legislative changes, including “Check 21” which will reduce the volume of paper check clearings.

     We Face Limits on Our Ability to Lend. Our legal lending limit as of December 31, 2003, was approximately $6.8 million for secured loans and $4.0 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks. However, we cannot assure you of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

     Declines in Real Estate Values Could Materially Impair Our Profitability and Financial Condition. A significant proportion of our loan portfolio (60% of our loan portfolio) consists of commercial real estate and construction loans secured by real estate collateral. A substantial portion of the real estate securing these loans is located in San Diego and Riverside Counties. Real estate values are generally affected by factors such as:

•	the socioeconomic conditions of the area where the real estate collateral is located;

•	fluctuations in interest rates;

•	property and income tax laws;

•	local zoning ordinances governing the manner in which real estate may be used; and

•	federal, state and local environmental regulations.

     Declines in real estate values could significantly reduce the value of the real estate securing our loans and could increase the likelihood of defaults. Moreover, if the value of real estate collateral declines to a level that is not sufficient to provide adequate security for the underlying loans, we will be required to make additional loan loss provisions which, in turn, will reduce our profits and could negatively affect our capital. Finally, if a borrower defaults on a loan secured by real estate, we may be forced to foreclose on the property and carry it as a nonperforming asset, which, in turn, reduces our net interest income.

     Changes in Economic Conditions, in Particular an Economic Slowdown in Southern California, Could Hurt our Business Materially. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Substantially all of our business comes from Southern California and particularly San Diego County. A deterioration in economic conditions, whether caused by national concerns or local concerns, in Southern California could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or noninterest bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

     Our Future Growth May Be Hindered If We Do Not Raise Additional Capital. Bank holding companies and banks are required by law and regulation to meet capital adequacy guidelines and maintain their capital to specified percentages of their assets. A failure to meet these guidelines will limit our ability to grow and could result in banking regulators requiring us to increase our capital or reduce our loans and other earning assets. Therefore, in order for us to continue to increase our earning assets and net income, we may be required, from time to time, to raise additional capital. We cannot assure you that additional sources of capital will be available or, if it is, that it will be available on terms reasonable to us.

     We Rely on Trust Preferred Securities for Our Capital Adequacy. In April 2003 we issued $8.0 million of trust preferred securities which have been (subject to percentage limitations) considered as capital for regulatory purposes. As a result of the issuance of FASB Interpretation No. 46 in January 2003 and revised in December 2003 (“FIN 46R”), which relates to consolidation of variable interest entities, we may be required to “deconsolidate” our subsidiary trust that issued the trust preferred securities. This would result in the proceeds received from the trust from the issuance of the trust preferred securities being reported as subordinated debt in our consolidated financial statements, but would not have any affect on the results of operations. The Federal Reserve Board indicated that it would review the regulatory implications of this change in financial reporting and the continued inclusion of these amount in bank holding companies’ regulatory capital. If the FRB elects to change the Tier I capital treatment of trust preferred securities, our capital ratios may be materially affected. If none of the proceeds from the trust preferred securities were included in the Company’s regulatory capital, the Company’s capital ratios at December 31, 2003, would be: Total capital (to risk weighted assets) would be 10.0%, Tier 1 capital (to risk weighted assets) would be 8.9%, and Tier 1 capital (to average assets) would be 6.5%; and would still exceed the minimum requirements to be classified as being “well capitalized.” (See “Supervision and Regulation — Risk-Based Capital Guidelines — Minimum Capital Standards” herein.)

     We Have a Continuing Need to Adapt to Technological Changes. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology allows us to:

•	serve our customers better;

•	increase our operating efficiency by reducing operating costs;

•	provide a wider range of products and services to our customers; and

•	attract new customers.

     Our future success will partially depend upon our ability to successfully use technology to provide products and services that will satisfy our customers’ demands for convenience, as well as to create additional operating efficiencies. Our larger competitors already have existing infrastructures or substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing those products and services to our current and future customers.

     Our Growth Strategy Involves Risks That May Adversely Impact Our Net Income. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We have also pursued growth through new branches and by expanding real estate and small business lending. We may not be able to sustain our planned growth without establishing additional new branches or more new products. Therefore, we may expand in our current market by opening or acquiring branch offices or we may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

     We are Exposed to Risk of Environmental Liabilities With Respect to Properties to Which We Take Title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

     Our Ability to Pay Cash Dividends is Restricted by Law and Depends on Capital Distributions From SWCB; Our Debt Service Obligations Also Impair Our Ability to Pay Cash Dividends. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. We cannot assure you that we will meet the criteria specified under California law in the future. Even if we may legally declare and pay dividends, the amount and timing of those dividends will be at the discretion of our board of directors. The board of directors may, in its sole discretion, decide not to declare dividends. We do not plan to pay dividends on our common stock in the near future, although we have declared three stock splits since inception.

     As a bank holding company, substantially all of our operating assets are owned by SWCB and we rely upon receipt of sufficient funds from SWCB and FDSI, primarily in the form of cash dividends, to meet our obligations and corporate expenses, including our debt service obligations of approximately $358,000 annually pursuant to our trust preferred securities. The availability of cash dividends from SWCB and FDSI, however, is limited by various statutes and regulations. It is possible, depending upon the financial condition of SWCB, and other factors, that the DFI and/or the FDIC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event SWCB and/or FDSI are unable to pay dividends to us, we in turn may be unable to pay our debt service and other obligations or pay cash dividends on our common stock. As of December 31, 2003, SWCB was legally able to pay $4.6 million in cash dividends but FDSI was not legally able to pay any cash dividends.

     Our Allowance for Loan Losses May Not be Adequate to Cover Actual Losses. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings. (See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.)

     Risks Relating to Our Common Stock and Warrants

     Only a Limited Trading Market Exists for Southwest Community Common Stock and Warrants Which Could Lead to Price Volatility. Only a limited trading market for our common stock and warrants exists on the OTC “Bulletin Board.” Although five dealers currently trade shares of our common stock and warrants, we cannot assure you that an active public market for our common stock or warrants will ever develop or the extent to which those dealers will continue trading our common stock and warrants. During the year 2003, the average daily volume of common shares traded was 746.

     Concentrated Ownership of Our Common Stock and Warrants By Directors and Executive Officers Creates a Risk of Sudden Changes in Our Share Price. As of December 31, 2003, directors and members of our executive management team owned or controlled approximately 29% of the total outstanding common stock, including warrants and vested stock options as if they were exercised and outstanding.

     Investors who purchase our common stock or warrants may be subject to certain risks due to the concentrated ownership of our common stock and warrants. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock or warrants. In addition, the sale and issuance of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock and warrants to decline or fluctuate significantly.

     Risks Related to Our Industry

     Our Business is Subject to Interest Rate Risk and Variations in Interest Rates May Negatively Affect Our Financial Performance. Changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. It is also affected by the proportion of interest earning assets that are funded by interest-bearing liabilities. In general, over most time periods we have more assets than liabilities repricing and therefore generally benefit more in periods of rising interest rates than in periods of falling interest rates. This is primarily due to our relatively high ratio of interest-earning assets to interest-bearing liabilities. To mitigate the impact of declining interest rates we can extend the repricing maturities of our interest-earning assets and negotiate interest rate floor provisions into our longer term variable rate loans. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

     We Face Strong Competition From Financial Service Companies and Other Companies that Offer Banking Services that Could Hurt Our Business. We conduct our banking operations exclusively in Southern California. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

     We are Subject to Extensive Regulation Which Could Adversely Affect Our Business. Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business or prospects.

Financial and Statistical Disclosure

     Certain of our statistical information is presented within “ITEM 6 — SELECTED FINANCIAL DATA,” “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 7A — QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.” This information should be read in conjunction with the consolidated financial statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Supervision and Regulation

     Introduction

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable estate and federal statues, regulations and the posies of various governmental regulatory authorities, including:

•	the Board of Governors of the Federal Reserve System, or the FRB;

•	the Federal Deposit Insurance Corporation, or the FDIC; and

•	the California Department of Financial Institutions, or the DFI.

     The system of supervision and regulation applicable to us governs most aspects of our business, including:

•	the scope of permissible business;

•	investments;

•	reserves that must be maintained against deposits;

•	capital levels that must be maintained;

•	the nature and amount of collateral that may be taken to secure loans;

•	the establishment of new branches;

•	mergers and consolidations with other financial institutions; and

•	the payment of dividends.

     In general, the extensive system of regulation restricts our ability to implement our decisions, adds costs to our operations, and affects our ability to compete with non-bank financial institutions.

     The following summarizes the material elements of the regulatory framework that applies to us. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statute, regulations and regulatory policies discussed in this Annual Report. Any change in these applicable laws, regulations or regulatory policies may have a material effect on our business.

     Southwest Community Bancorp

     General. Southwest Community, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA, is subject to regulation by the FRB. According to FRB policy, Southwest Community is expected to act as a source of financial strength for SWCB, to commit resources to support it in circumstances where Southwest Community might not otherwise do so. Under the BHCA, Southwest Community, SWCB and any banks that Southwest Community may acquire in the future, are subject to periodic examination by the FRB. Southwest Community is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

     Southwest Community is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, Southwest Community and SWCB are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

     The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by many notable companies in 2001-2002.

     The SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, including the Company, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act (collectively, “public companies”).

     The SOX’s provisions become effective at different times, ranging from immediately upon enactment to later dates specified in the SOX or the date on which the required implementing regulations become effective. In addition to SEC rulemaking to implement the SOX, NASDAQ and the New York Stock Exchange are proceeding with proposed changes to their listing standards which, in some instances, may impose requirements more rigorous than those set forth in the SOX. Wide-ranging in scope, the SOX will have a direct and significant impact on banks and bank holding companies that are public companies, including us.

     The following briefly describes some of the key provisions of the SOX:

•	Section 301 establishes certain oversight, independence, funding and other requirements for the audit committees of public companies, and requires the SEC to issue rules that prohibit any national securities exchange or national securities association from listing the securities of a company that doesn’t comply with these audit committee requirements.

•	Section 302 mandates that the SEC adopt rules that require the principal executive officer(s) and principal financial officer(s) of public companies to include certain certifications in the company’s annual and quarterly reports filed under the Exchange Act.

•	Section 906 includes another certification requirement that is separate from the certification requirements of Section 302. Section 906 provides that all periodic reports that contain financial statements and that are filed by public companies under Sections 13(a) or 15(d) of the Exchange Act must include a written certification by the CEO and CFO (or equivalent) that (1) the report complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and (2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer. Section 906 became effective on July 30, 2002, and persons who knowingly or willfully violate Section 906 are subject to specified criminal penalties.

•	Section 303 which requires the SEC to issue rules prohibiting the officers and directors of public companies, and persons acting under their direction, from fraudulently influencing, coercing, manipulating, or misleading the company’s independent auditor in order to render the financial statements materially misleading.

•	Section 304 requires the CEO and CFO of public companies to reimburse the company for certain compensation and profits received if the company is required to restate its financial reports due to material noncompliance resulting from misconduct, with the Federal securities laws.

•	Section 306(a) prohibits the directors and executive officers of any public company from purchasing, selling or transferring any equity security acquired by the director or executive officer in connection with his or her service as a director or executive officer during any “blackout period” with respect to the company’s securities. Blackout periods refer to periods when most public company employees are not permitted to sell shares in their 401(k) plans.

•	Section 401(b) requires the SEC to issue rules that prohibit issuers from including misleading pro forma financial information in their filings with the SEC or in any public release, and that requires issuers to reconcile any pro forma financial information included in such filings or public releases with their financial statements prepared in accordance with generally accepted accounting principles.

•	Section 404 mandates that the SEC issue rules that require all annual reports filed under Sections 13(a) or 15(d) of the Exchange Act to include certain statements and assessments related to the issuer’s internal control structures and procedures for financial reporting.

•	Section 406 mandates that the SEC adopt rules that require public companies to (1) disclose in their periodic reports filed under the Exchange Act whether the company has adopted a code of ethics for its senior financial officers and, if not, the reasons why; and (2) promptly disclose on Form 8-K any change to, or waiver of, the company’s code of ethics.

•	Section 407 mandates that the SEC adopt rules that require public companies to disclose in their periodic reports filed under the Exchange Act whether the audit committee of the company includes at least one financial expert and, if not, the reasons why.

     In addition to the provisions discussed above, the SOX also includes a variety of other provisions that will affect all public companies.

     As a financial institution we have a history of filing regulatory reports and being subject to frequent government oversight. We have an independent audit committee and a system of internal controls. Although we cannot be certain of the effect, if any, of the foregoing legislation on our business, we do not anticipate that complying with the SOX will result in any material changes in our corporate governance, business or results of operations other than the additional costs associated with such enhanced disclosures. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material adverse effect on our business and earnings.

     The California Corporate Disclosure Act. On January 1, 2003, the California Corporate Disclosure Act, or the CCD, became effective. The CCD, also a reaction to the “Enron scandal,” increases the frequency and expands the scope of information required in filings by publicly traded companies with the California Secretary of State. Some of the new information required includes the following:

•	The name of the independent auditor for the publicly traded company, a description of the services rendered by the auditor during the previous 24 months, the date of the last audit and a copy of the report;

•	The annual compensation paid to each director and executive officer, including options or shares granted to them that were not available to other employees of the company;

•	A statement indicating whether any bankruptcy has been filed by the company’s executive officers or directors during the past 10 years; and

•	A statement indicating whether any of the company’s executive officers or directors were convicted of fraud during the past 10 years.

     For purposes of the CCD, a “publicly traded company” is any company with securities that are listed on or admitted to trading on a national or foreign exchange, or is the subject of a two-way quotation, such as both “bid” and “asked” prices, that is regularly published by one or more broker-dealers in the National Daily Quotations Service or a similar service. Southwest Community is deemed to be a “publicly traded company” under the CCD.

     Bank Holding Company Liquidity. Southwest Community is a legal entity, separate and distinct from SWCB and FDSI. Southwest Community has the ability to raise capital on its own behalf or borrow from external sources. Southwest Community may also obtain additional funds from dividends paid by, and fees charged for services provided to, SWCB or FDSI. However, regulatory and statutory constraints may restrict or totally preclude SWCB or FDSI from paying dividends.

     Southwest Community is entitled to receive dividends, when and as declared by SWCB’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income or the bank’s current fiscal year. Based on these limitations, the amount available at SWCB for payment of dividends, without DFI approval, as of December 31, 2003 was approximately $4.6 million.

     If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.

     Since SWCB is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

     Under California Corporations Code Section 500, FDSI may pay a cash dividend to Southwest Community only to the extent that FDSI has retained earnings and, after the dividend, FDSI’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•	current assets would be at least equal to current liabilities.

     As of December 31, 2003, FDSI had negative retained earnings and therefore could not pay a cash dividend.

     Transactions with Affiliates. Southwest Community and any subsidiaries it may purchase or organize are deemed to be affiliates of SWCB within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, adopted effective April 2003, to implement those sections. Under Sections 23A and 23B and Regulation W, loans by SWCB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of SWCB’s capital, in the case of any one affiliate, and is limited to 20% of the SWCB’s capital, in the case of all affiliates. In addition, transactions between SWCB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Southwest Community and SWCB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See “Supervision and Regulation — Southwest Community Bank — Significant Legislation” herein.)

     Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before:

•	directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

•	acquiring all or substantially all of the assets of another bank; or

•	merging or consolidating with another bank holding company.

     The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” Southwest Community, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•	making or acquiring loans or other extensions of credit for its own account or for the account of others;

•	servicing loans and other extensions of credit;

•	performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;

•	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•	acting as investment or financial advisor;

•	providing management consulting advise under certain circumstances;

•	providing support services, including courier services and printing and selling MICR-encoded items;

•	acting as a principal, agent, or broker for insurance under certain circumstances;

•	making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;

•	providing financial, banking, or economic data processing and data transmission services;

•	owning, controlling, or operating a savings association under certain circumstances;

•	selling money orders, travelers’ checks and U.S. Savings Bonds;

•	providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•	underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

     Under the recently enacted Gramm-Leach-Bliley Act (discussed below in the section entitled “Supervision and Regulation — Southwest Community Bank — Significant Legislation”) qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. Southwest Community has not elected to qualify for these financial activities.

     Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, SWCB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to SWCB other than a loan, discount, deposit or trust services;

•	the customer must obtain or provide some additional credit, property or service from or to Southwest Community or any subsidiaries; or

•	the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

     Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB’s risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below in the section entitled “Supervision and Regulation — Southwest Community Bank — Risk-Based Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

     The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     The FRB currently permits bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes. In January 2003 FASB issued FIN 46 which has been interpreted to require bank holding companies to “deconsolidate” subsidiary trusts that issued preferred securities for financial reporting purposes. As a result of this release, the FRB indicated that it would review the regulatory implications of this change in financial reporting and, if necessary or warranted, provide further appropriate guidance. Until, and unless, the FRB elects to change the capital treatment of these securities, bank holding companies may continue to include the proceeds received for the issuance of trust preferred securities in their capital for regulatory capital purposes, subject, together with other cumulative preferred stock, to the 25% of Tier I capital limit.

     Limitations on Dividend Payments. California Corporations Code Section 500 allows Southwest Community to pay a dividend to its shareholders only to the extent that Southwest Community has retained earnings and, after the dividend, Southwest Community’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•	current assets would be at least equal to current liabilities.

     Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

     Southwest Community Bank

     General. SWCB, as a California-chartered bank that is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. SWCB’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of SWCB’s business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates.

     Significant Legislation. The laws, regulations and policies governing financial institutions are continuously under review by Congress, state legislatures and federal and state regulatory agencies. From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted in recent years have expanded the lending authority and permissible activities of certain non-bank financial institutions, such as savings and loan associations and credit unions, and have given federal regulators increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions. Future changes in the laws, regulations or polices that impact SWCB cannot necessarily be predicted, but they may have a material effect on SWCB’s business and earnings.

     USA Patriot Act

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including SWCB, to help prevent, detect and prosecute international money laundering and the financing of terrorism. SWCB has augmented its systems and procedures to accomplish this requirement. We believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Company.

     Gramm-Leach-Bliley Act

     In November 1999, the Gramm-Leach-Bliley Act, or the GLB Act, became law, significantly changing the regulatory structure and oversight of the financial services industry. The GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a “qualifying” bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the FRB’s prior approval.

     The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were “closely related to banking.” This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act examination rating. “Nonqualifying” bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

     The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. A subsidiary of a national bank may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be “well capitalized,” have at least “satisfactory” general, managerial and Community Reinvestment Act examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the statutory managerial and debt rating-requirements of national banks.

     The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, the GLB Act removed the blanket exemption for banks from being considered brokers or dealers under the Exchange Act and replaced it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Exchange Act. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

     Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

     Risk-Based Capital Guidelines

     General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

     Qualifying Capital. A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital. The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock (including related surplus); and

•	minority interests in the equity accounts of consolidated subsidiaries.

     The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•	a portion of the allowance for loan and lease losses;

•	certain types of perpetual preferred stock and related surplus;

•	certain types of hybrid capital instruments and mandatory convertible debt securities; and

•	a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

     Risk Weighted Assets and Off-Balance Sheet Items. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank’s total risk weighted assets.

     Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

     Minimum Capital Standards. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

     The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

     The following table sets forth the Company’s and SWCB’s actual capital amounts and ratios and comparison to the minimum ratios:

					Minimum to be
					"Well Capitalized"
			Minimum for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2003:
Total capital (to risk-weighted assets)	$31,014	13.5%	$18,396	8.0%	$22,995	10.0%
Tier 1 capital (to risk-weighted assets)	27,337	11.9%	9,198	4.0%	13,797	6.0%
Tier 1 capital (to average assets)	27,337	8.7%	12,583	4.0%	15,729	5.0%
Southwest Community Bank
As of December 31, 2003:
Total capital (to risk-weighted assets)	$27,296	12.1%	$18,057	8.0%	$22,571	10.0%
Tier 1 capital (to risk-weighted assets)	24,785	11.0%	9,028	4.0%	13,543	6.0%
Tier 1 capital (to average assets)	24,785	8.0%	12,445	4.0%	15,557	5.0%
As of December 31, 2002:
Total capital (to risk-weighted assets)	$19,205	12.3%	$12,451	8.0%	$15,564	10.0%
Tier 1 capital (to risk-weighted assets)	17,407	11.2%	6,225	4.0%	9,338	6.0%
Tier 1 capital (to average assets)	17,407	7.5%	9,294	4.0%	11,617	5.0%

     The FRB currently permits bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes, up to certain percentage limitations. The capital ratios for the Company have been calculated on that basis. If, as previously discussed, all of the proceeds from the trust preferred securities were not included in the Company’s regulatory capital, at December 31, 2003, the Company’s capital ratios would be: Total capital (to risk weighted assets) would be 10%, Tier 1 capital (to risk weighted assets) would be 8.9% and Tier 1 capital (to average assets) would be 6.5%; and would still exceed the minimum requirements to be classified as “well capitalized.”

     Other Factors Affecting Minimum Capital Standards. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark ratio established by the federal banking agencies is the sum of:

•	100% of assets classified loss;

•	50% of assets classified doubtful;

•	15% of assets classified substandard; and

•	estimated credit losses on other assets over the upcoming twelve months.

     Our loan loss reserves equal or exceed the established benchmark ratios.

     The risk-based capital rules adopted by the federal banking agencies take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas. We do not have any concentrations of credit or risk associated with non-traditional activities which would affect our capital ratios.

     The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital. Deferred tax assets that can be realized from taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lessor of:

•	the amount of the deferred tax assets that can be realized within one year of the quarter-end report date; or

•	10% of Tier 1 capital.

     The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations. We do not have any deferred tax assets in excess of the regulatory limits.

     The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

     Prompt Corrective Action

     The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Company and SWCB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or SWCB’s category.

     Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

     A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

     Deposit Insurance Assessments

     The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

     Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

•	Group A — financially sound with only a few minor weaknesses;

•	Group B — demonstrates weaknesses that could result in significant deterioration; and

•	Group C — poses a substantial probability of loss.

The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations.

     Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. A number of factors suggest that as early as the first half of 2004, even well-capitalized and well-managed banks may be required to pay higher premiums for deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the Bank Insurance Fund loss experience and other factors, none of which we can predict.

     The current assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates
	Supervisory Group
Capital Group	Group A	Group B	Group C
Well capitalized	0	3	17
Adequately capitalized	3	10	24
Undercapitalized	10	24	27

     Interstate Banking and Branching

     Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

     California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank.

     Enforcement Powers

     In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

•	the appointment of a conservator or receiver for the bank;

•	the issuance of a cease and desist order that can be judicially enforced;

•	the termination of the bank’s deposit insurance;

•	the imposition of civil monetary penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

     The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

     FDIC Receiverships

     The FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

•	insolvency;

•	substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

•	an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

•	any willful violation of a cease and desist order which has become final;

•	any concealment of books, papers, records or assets of the institution;

•	the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

•	the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

•	any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

     As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC. Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

     Safety and Soundness Guidelines

     The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth; and

•	compensation, fees and benefits.

     Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Risk Management and Exposure

     The federal banking agencies have begun examining banks and bank holding companies with respect to their exposure to and management of different categories of risk, including: legal, operations, market, credit, interest rate, price, foreign exchange, transaction, compliance, strategic, credit, liquidity, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution’s capital, assets, management, earnings and liquidity.

     Money Laundering and Currency Controls

     Various federal statutory and regulatory provisions are designed to enhance recordkeeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

     The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

     On April 30, 2003, the Treasury Department adopted final regulations implementing the IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, to maintain the records used for verification, and to determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The regulations are now effective but compliance is not mandatory until October 1, 2003.

     Consumer Protection Laws and Regulations

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and implementing regulations. These laws and implementing regulations impact overall bank operations as well as specific consumer-oriented products and services. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and implementing regulations. Banks are subject to many federal consumer protection laws and regulations, including:

•	the Community Reinvestment Act, or the CRA;

•	the Truth in Lending Act, or the TILA;

•	the Fair Housing Act, or the FH Act;

•	the Equal Credit Opportunity Act, or the ECOA;

•	the Home Mortgage Disclosure Act, or the HMDA; and

•	the Real Estate Settlement Procedures Act, or the RESPA.

     The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

     The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.”

     The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

•	overt evidence of discrimination;

•	evidence of disparate treatment; and

•	evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable — even when there is no intent to discriminate.

     The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

•	declining a loan for the purposes of racial discrimination;

•	making excessively low appraisals of property based on racial considerations;

•	pressuring, discouraging, or denying applications for credit on a prohibited basis;

•	using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

•	imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•	racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

     The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

     HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

     RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

     The GLB Act requires disclosure of our privacy policy at the time a customer relationship is established and annually thereafter. Under the provisions of the GLB Act, we must put systems in place to safeguard the non-public personal information of our customers.

     Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

     Other Aspects of Banking Law

     We are also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

     Impact of Monetary Policies

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings. These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•	its open-market dealings in United States government securities;

•	adjusting the required level of reserves for financial institutions subject to reserve requirements;

•	placing limitations upon savings and time deposit interest rates; and

•	adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

     The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. Since January 2001 the FRB has decreased interest rates thirteen times, reducing the overnight “Federal Funds” rate from 6.50% to 1.00%, the lowest level in over four decades. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

     Conclusion

     As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking. There has been a lessening of the historical distinction between the services offered by banks, savings associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

     Future legislation is also likely to impact our business. However, our management cannot predict what legislation might be enacted or what regulations might be adopted or the effects thereof.

ITEM 2 — PROPERTIES

     In January 2001 we moved our administrative headquarters to 5810 El Camino Real, Carlsbad, California 92008, Suites C and D, and in March 2001 we opened the Carlsbad Business Banking Center at the same location.

The premises consist of a stand-alone building containing approximately 13,400 square feet of which we lease approximately 6,260 square feet from an unaffiliated third party. The lease provides for annual cost of living increases not to exceed 6%. During 2003 the base rent amount was $92,114 plus common area charges. The lease expires January 31, 2009.

     Our Encinitas Office is located at 277 North El Camino Real, Encinitas, California 92024, in the Villa Encinitas Plaza. These premises are leased from an unaffiliated third party. The premises consist of a stand-alone building having approximately 5,200 square feet. The building is located in a shopping center and has ample parking. During 2003 the base rent was $119,981. The lease provides for bi-annual cost of living increases of not less than 8%. The lease expires in May 2008. We also lease the space for the drive-up ATM at this same location at a rate of $9,600 per year. The ATM lease expires in May 2008.

     In 1999 we leased an additional 1,330 square feet in the same shopping center at 267 North El Camino Real, Suite K, for our Loan Servicing Department and later our SBA Loan Division. The base rent in 2003 was $23,679. We moved our SBA Loan Division to our Carlsbad location and terminated the lease in February 2004.

     Our downtown Private Banking Office is located at 600 “B” Street, Suite 2202, San Diego, California 92101. We sublease approximately 1,091 square feet from Fortuna Financial, Inc., of which our Chairman of the Board, Mr. Howard B. Levenson, serves as Chairman, President and sole stockholder. (See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” herein.) The original lease expired in September 2000 and was renewed. The new lease expires in September 2005. During 2003 the base rent was $29,127.

     In December 2002 we entered into an agreement with an unaffiliated third party to lease approximately 373 square feet of additional space to expand the Private Banking Office. During 2003 the base rent was $9,233. The lease expires in September 2005.

     Our Escondido Office is located at 1146 West Valley Parkway, Suite 102, Escondido, California 92025, in Plaza Las Palmas. We lease these premises from an unaffiliated third party. The premises are located in a shopping center and we lease approximately 1,271 square feet. The lease provides for annual cost of living increases not to exceed 6%. The lease expires in March 2005. In 2003, the base rent was $35,834 plus common area charges.

     Our El Cajon Office is located at 1235 Avocado Boulevard, El Cajon, California 92020. The premises consist of a stand-alone building having approximately 3,500 square feet. The building is located in a shopping center. During 2003 the annual base monthly rent was $56,104 plus common area charges. The lease provides for annual cost of living increases not to exceed 5%. The lease expires in March 2011.

     Our Murrieta Office is located at 26755 Jefferson Avenue, Murrieta, California 92562. The premises consist of a stand-alone building containing approximately 43,200 square feet of which we lease approximately 3,013 square feet from an unaffiliated third party. During 2003, the annual base rent was $58,621. The lease expires in September 2007.

     Our Anaheim Office is located at 2401 E. Katella Avenue, Anaheim, California 92806. We have leased approximately 5,800 square feet on the ground floor of an existing multi-story/multi-tenant building. Rent began in May 2003, with basic monthly rent at $10,652. The lease expires in April 2009.

     In October 2003 we leased approximately 2,096 square feet of office space at 330 North Brand Boulevard, Suite 525, Glendale, California, from an unaffiliated third party. Our Glendale Loan Production Office operates out of this space. Rent began in January 2004 with basic monthly rental at $4,611 during the first 30 months of the lease and at $4,925 during the remaining 30 months of the lease. We have one 5-year option. The lease expires in December 2008.

     In April 2003 we leased approximately 5,013 square feet of office space located at 5611 Palmer Way, Suite G, Carlsbad, California. We moved our administrative operations to this space and anticipate moving our SBA Loan Division sometime during the first quarter of 2004. The 5-year lease term commenced in September 2003. The basic monthly rent is $4,762, plus common area charges, with annual step adjustments in the monthly rent of approximately 3%.

     In July 1998 FDSI leased a free-standing industrial building with approximately 8,667 square feet of space for its data processing operations and related uses. The building is located at 41188 Sandalwood Circle, Murrieta, California. The basic monthly rent is $4,869, plus common area expenses, with cost of living adjustments every 2 years not to exceed 7%. The lease terminates in October 2008. FDSI has two 5-year options under the lease.

     FDSI also leases approximately 5,152 square feet of space for general office and processing services located at 9440 Telstar Avenue, Suite 6, El Monte, California 91731. The lease term commenced in February 2001 and expires in January 2006. The current basic monthly rent is $4,225, plus common area charges.

     FDSI leases approximately 4,916 square feet of office space located at 2235 Polvorosa Avenue, San Leandro, California 94577. The lease term commenced in January 2003 and expires in January 2010. The basic monthly rent is $5,165, plus common area charges. The lease provides for annual step adjustments in the monthly rent of approximately 3%.

     In September 2002 FDSI leased warehouse space in Murrieta for storage and other uses. The warehouse is located at 41162 Sandalwood Circle, Unit “A,” Murrieta, California. The lease term is 3 years and expires in September 2005. The basic monthly rent is $3,150, plus common area charges, subject to annual increases of $175 per month.

     During 2003 and 2002, our aggregate lease expense was approximately $833,000 and $574,000, respectively, on a consolidated basis.

     We believe that our existing premises are adequate for present and anticipated needs and do not contemplate any material capital expenditures. We also believe that we have adequate insurance to cover our interests in the premises we occupy.

ITEM 3 — LEGAL PROCEEDINGS

     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, SWCB or FDSI are a party and which may have a materially adverse effect upon Southwest Community’s, SWCB’s or FDSI’s property, business or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company’s shareholders during the fourth quarter of 2003.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Securities

     As of December 31, 2003, we had 1,934,996 shares of our common stock issued and outstanding and 82,816 warrants to purchase our common stock issued and outstanding. As of February 29, 2004, we had approximately 267 holders of record of our common stock, although we believe that there are an additional 200 shareholders who own their shares in “street name” through brokerage firms, and approximately 113 holders of record of our warrants, although we believe that there are additional holders who own their shares in “street name” through brokerage firms.

Historical Market Prices

     There has been a limited trading market for our common stock on the OTC Bulletin Board (trading symbol “SWCB.OB”). We are aware of only five market makers in our common stock. However, there are a number of other dealers who affect trades in our common stock through these market makers including Western Financial

Corporation, an affiliated company of our Chairman, Howard S. Levenson. No assurance can be given that a more active public trading market for our common stock will develop in the future or the extent to which those dealers will continue to effect trades. Our common stock is not currently eligible for listing on any exchange or on the Nasdaq National Market.

     The information in the following table indicates the high and low sales prices and volume of trading for our common stock for each quarterly period since January 1, 2002, and is based upon information provided by the OTC Bulletin Board. Because of the limited market for our common stock, these prices may not be indicative of the fair market value of our common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below. These prices do not include retail mark-ups, mark-downs, or commissions and have been adjusted for our 5-for-4 stock split in 2002 and our 2-for-1 stock split in 2003.

				Approximate
				Number of Shares
Quarter Ended		High	Low	Traded
2002:
	March 31	$13.00	$10.80	34,000
	June 30	$15.00	$13.00	9,200
	September 30	$16.50	$15.00	47,200
	December 31	$19.00	$16.00	37,000
2003:
	March 31	$25.00	$29.00	63,000
	June 30	$31.00	$25.00	77,700
	September 30	$28.00	$26.98	17,500
	December 31	$30.00	$26.00	29,857

Dividends

     To date, we have not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by the Boards of Directors of Southwest Community and SWCB. It is our current intention to follow our strategic plan of retaining earnings to increase our capital and provide additional basis for growth. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003, with respect to the shares of Southwest Community common stock that may be issued under existing equity compensation plans:

Number of
	Securities to	Weighted Average	Number of Securities Remaining
	be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in the second column)
Equity compensation plan approved by holders:
Southwest Community Bancorp 2002 Stock Option Plan[1]	588,535	$11.30	406,865

Recent Sales of Unregistered Securities

     On April 1, 2003, the holding company reorganization was consummated. In connection with the reorganization, all of the issued and outstanding shares of SWCB common stock (1,929,396 shares) were converted

[1]	The total number of shares of common stock that may be issued pursuant to awards granted under the 2002 Plan may not exceed 1,000,000 shares.

into shares of Southwest Community common stock and all of the issued and outstanding warrants (83,816 warrants) to purchase shares of SWCB common stock were converted into warrants to purchase shares of Southwest Community common stock on a one-for-one basis (as adjusted for the 2003 2-for-1 stock split). Additionally, all stock options granted under SWCB’s stock option plan (529,535) were converted into stock options under Southwest Community’s stock option plan on a one-for-one basis. The issuance of Southwest Community common stock, warrants and stock options in connection with the reorganization was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(12) thereof. Section 3(a)(12) exempts from the registration requirements under the Securities Act of 1933 the issuance of equity securities in connection with an acquisition by a holding company of a bank if: (a) the acquisition occurs solely as part of a reorganization in which security holders exchange their shares of bank stock for shares of a newly formed holding company with no significant assets other than securities of the bank; (b) the security holders receive, after the reorganization, substantially the same proportional share interests in the holding company as they held in the bank; (c) the rights and interests of the security holders in the holding company are substantially the same as those in the bank, other than as may be required by law; and (d) the holding company has substantially the same assets and liabilities, on a consolidated basis, as the bank had prior to the transaction. The holding company reorganization of Southwest Community was structured in such a way as to satisfy each of the foregoing requirements under Section 3(a)(12).

     During 2000 through December 31, 2003, we issued a total of 19,850 shares (as adjusted for both stock splits) of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon exercise of stock options pursuant to the Southwest Community Bancorp 2002 Stock Option Plan. The per share exercise price of the stock options exercised during this period ranged from $5.33 to $9.60. The aggregate proceeds were $133,100. The issuances of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof for issuances prior to April 1, 2003, the effective date of the reorganization, and pursuant to Rule 701 of the Securities Act of 1933 thereafter. Section 3(a)(2) exempts from the registration requirements under the Securities Act of 1933 securities issued by banks. The holding company reorganization was consummated on April 1, 2003. Accordingly, since the common stock issued by SWCB prior to that date were bank securities, the issuance of those securities were exempt from registration pursuant to Section 3(a)(2). After the holding company reorganization, the issuances of the common stock were exempt under Rule 701. That rule exempts from the registration requirements securities issued by companies that are not subject to the reporting requirements of the Exchange Act of 1934 and meet certain other requirements. The issuance of shares of common stock under the Southwest Community Bancorp 2002 Stock Option Plan were in compliance with the requirements of Rule 701 and, therefore, exempt from registration.

     In April 2003 we raised approximately $8.0 million in net proceeds from the sale of “trust preferred” securities, due April 22, 2033. The sale of the trust preferred securities was exempt from the registration requirements of the Securities Act pursuant to Regulation D. The offering was made to accredited investors only, conducted in a manner that did not involve any general solicitation or advertisements and met the other requirements under Regulation D. For additional information concerning the Company’s issuance of trust preferred securities through its trust subsidiary, please refer to “ITEM 1 — DESCRIPTION OF BUSINESS — Southwest Community Bancorp.”

     In July 2002 SWCB consummated the sale of approximately 84,616 units (each unit consisting of five shares of common stock and one warrant to purchase one share of common stock) (as adjusted for stock dividends and splits) in connection with our 2002 Unit Offering. The aggregate proceeds were $5,417,066. The sale of the units was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(2) thereof. Section 3(a)(2) exempts from the registration requirements under the Securities Act of 1933 securities issued by banks. Accordingly, since the units issued by SWCB were bank securities, the issuance of those securities were exempt from registration pursuant to Section 3(a)(2).

     Since July 2002 through December 31, 2003, we issued a total of 1,800 shares (as adjusted for stock dividends and splits) of our common stock pursuant to the exercise of warrants issued in our 2002 Unit Offering. The aggregate proceeds were $25,740. The issuances of common stock prior to April 1, 2003 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(2) thereof, and pursuant to Section 4(2) thereafter. Section 3(a)(2) exempts from the registration requirements under the Securities Act of 1933 securities issued by banks. Accordingly, since the common stock issued by SWCB prior to April 1, 2003 (the effective date of the holding company reorganization) were bank securities, the issuance of those securities were exempt from registration pursuant to Section 3(a)(2). After the holding company reorganization, the issuances of the common stock were exempt pursuant to Section 4(2). That section exempts from the registration requirements securities issued by a company not involving any public offering. The issuance of shares of common stock upon exercise of warrants did not involve any public offering in compliance with the requirements of Section 4(2) and, therefore, was exempt from registration.

     There were no discounts or commissions involved in the above transactions.

ITEM 6 — SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Results of Operations:
Interest income	$13,272	$9,122	$7,577	$6,165	$2,888
Interest expense	995	1,048	1,726	1,444	767

Net interest income	12,277	8,074	5,851	4,721	2,121
Provision for loan losses	800	655	460	748	222

Net interest income after provision for loan losses	11,477	7,419	5,391	3,973	1,899
Noninterest income	9,208	8,229	5,460	2,739	974
Noninterest expense	15,741	12,752	9,811	5,985	3,364

Income (loss) before income taxes	4,944	2,896	1,040	727	(491)
Provision for income taxes	2,009	1,079	146	1	2

Net income (loss)	$2,935	$1,817	$894	$726	$(493)

Share Data:
Earnings (loss) per common share:
Basic	$1.52	$1.05	$0.60	$0.52	$(0.41)
Diluted	$1.27	$0.94	$0.55	$0.47	$(0.38)
Average shares outstanding	1,932,105	1,723,868	1,498,516	1,408,020	1,205,292
Average diluted shares outstanding	2,312,416	1,934,372	1,638,140	1,550,046	1,281,506
Cash dividends declared per share	—	—	—	—	—
Book value at period-end	$9.80	$8.40	$5.86	$5.24	$3.80
Shares outstanding at period-end	1,934,996	1,925,996	1,498,516	1,498,516	1,205,932
Balance Sheet Data at Period-end:
Assets	$338,815	$250,898	$123,074	$87,201	$47,545
Investments	23,852	15,130	5,033	3,457	2,162
Loans, net of deferred fees	188,715	127,654	84,012	64,172	31,225
Allowance for loan losses	2,511	1,798	1,104	808	319
Deposits	308,379	231,995	112,856	78,241	42,238
Borrowed funds	8,448	576	596	340	398
Shareholders’ equity	$18,962	$16,177	$8,775	$7,857	$4,586
Selected Financial Ratios:
Return on average assets	1.03%	1.05%	0.87%	1.12%	(1.43%)
Return on average equity	16.88%	14.55%	10.77%	10.91%	(10.37%)
Average Equity/Average Assets	6.12%	7.18%	8.10%	10.25%	13.81%
Net interest margin	6.13%	5.96%	6.72%	8.33%	7.08%
Efficiency Ratio	73.27%	78.22%	86.74%	80.23%	108.69%

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere herein.

FINANCIAL SUMMARY

     The primary source of the Company’s earnings comes from banking services provided by SWCB and to a lesser extent from data processing services provided by FDSI. Our financial condition and results of operations reflect the continued growth in earning assets, deposits, equity capital and net earnings. SWCB commenced operations in 1997 and opened branches in 1998, 2000, 2001, 2002, and 2003, for a total of 7 banking offices and a loan production office. This contributed to our growth in loans and deposits, as well as the increases in noninterest expenses. In addition, FDSI, which commenced operations in 1998, opened a second processing center in 2001 and a third in 2003, which also resulted in increased revenues and expenses.

     Since the opening of SWCB, it has been our business plan to maximize growth in assets funded by growth in liabilities to enhance profitability and share value tempered by prudent underwriting of credit risk and management of interest rate and other operational risks. Consequently, our Board, management and staff have been dedicated to attracting new customers as SWCB has attempted to increase its market share and establish itself as a viable competitor in the North San Diego County market initially and the broader marketplace in which it now operates. Since December 1997, we have experienced continued growth in assets and earnings. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We have also pursued growth through new branches and by expanding real estate and small business lending. We believe that our continued growth results from the level of services we provide, as well as favorable pricing for our banking products and services and the overall growth in the local economy in which we operate. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

     SWCB derives its income primarily from interest received on loans and investment securities and from fees received from providing deposit services. SWCB’s expenses are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. FDSI derives its income primarily from fees for item processing services. The expenses of FDSI are salaries and benefits for employees, occupancy and equipment costs for its processing facilities and general operating expenses. The assets of the Company are primarily those of SWCB.

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the years ended December 2003, 2002 and 2001 is summarized below and discussed in more detail in the following sections:

	Years Ended December 31,
	2003	2002	2001
	dollars in thousands
Business Segment
Banking:
Southwest Community Bank	$3,047	$1,568	$863
Southwest Community Bancorp	(195)

Total Banking	2,852	1,568	863
Data Processing:
Financial Data Solutions, Inc.	83	249	31

Total Company	$2,935	$1,817	$894

Diluted earnings per share	$1.27	$0.94	$0.55
Consolidated Assets	$338,815	$250,898	$123,074
Average Earning Assets	$200,388	$135,462	$87,124

Year 2003 Compared to 2002

     The 62% increase in net income for the year December 31, 2003 as compared to the same period in 2002 was a result of several factors. Net interest income increased by $4,203,000, or 52%, due primarily to a 48% increase in average interest-earning assets; and noninterest income increased by $979,000, or 12%, due to increases in fees and service charges due to our overall growth and in gains on sales of SBA loans at SWCB and data processing fees at FDSI. During 2003 we also had $288,000 in securities gains as securities were sold to fund loan growth. Partially offsetting the increases in revenues, noninterest expense increased by $2,989,000, or 23%, and the provision for loan losses increased $145,000, or 22%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

     The increase in earnings at FDSI in 2002 and subsequent decrease in 2003 was the result of the loss of a data processing customer and increased expenses. During 2002 FDSI recognized a one-time increase in revenue from the former customer’s payment of a contract termination fee. The comparison of revenues from 2003 to 2002 is impacted by the 2002 one-time payment and the consequent loss of revenue from that customer in 2003. During 2003, FDSI also experienced increased expenses related to the opening of an additional processing center in January 2003. Although FDSI recognized an overall increase in revenues from 2002 to 2003, the rate of increase was impacted by the loss of the customer and, as a result of the increased expenses related to the new office, net income declined. The growth in revenues and earnings at FDSI is dependent upon acquiring new data processing customers, the growth of existing customers and the retention of existing customers. Management expects to benefit from the recent formation of new banks and the continuing growth of existing banks in our market area; however, an increase in merger and acquisition activity may cause the unplanned loss of existing customers, including FDSI’s former minority shareholder.

     For the year 2003, the return on average assets was 1.03% and the return on average equity was 16.88%, as compared to 1.05% and 14.55%, respectively, for the year 2002.

     As of December 31, 2003 consolidated total assets were $338,815,000 as compared to $250,898,000 at December 31, 2002, a 35% increase. Total loans increased 48% to $190,640,000 and total deposits increased 33% to $308,379,000 as of December 31, 2003 as compared to December 31, 2002. Shareholders’ equity increased, primarily due to net income for the period, to $18,962,000 at December 31, 2003 from $16,177,000 as of December 31, 2002.

Year 2002 Compared to 2001

     The 103% increase in net income for the year 2002 as compared to 2001 was a result of several factors. Net interest income increased $2,223,000, or 38%, due primarily to a 55% increase in average interest-earning assets. In addition, noninterest income increased $2,769,000, or 51%, substantially as a result of increases in fees and service charges of $842,000 and data processing income of $1,337,000. FDSI recognized a one-time increase in fees in 2002 due to the payment of a contract termination fee by a customer. Offsetting the increase in revenues, noninterest expense increased $2,941,000, or 30%. The increase in noninterest expenses was primarily due to increased salaries and employee benefits, which increased $1,887,000, or 35%, and increased occupancy and equipment and data processing. These increases are substantially attributable to the increase in the number of offices.

     For the year 2002, the return on average assets was 1.05% and the return on average equity was 14.55%, as compared to 0.87% and 10.77%, respectively, for the year 2001.

     As of December 31, 2002, consolidated total assets were $250,898,000 as compared to $123,074,000 at December 31, 2001, a 104% increase. Total deposits increased $119,139,000 from $112,856,000 at December 31, 2001, to $231,995,000 at December 31, 2002. Shareholders’ equity increased $7,402,000 from $8,775,000 as of December 31, 2001, to $16,177,000 as of December 31, 2002. The increase in shareholders’ equity included proceeds from a common stock offering of $5,417,000.

Critical Accounting Policies That May Affect Our Reported Income

     Our consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and other factors and circumstances. We believe that our estimates are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

     Our significant accounting policies and practices are described in the notes to our consolidated financial statements. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses and fair value of financial instruments as critical accounting policies. These policies are summarized below.

     Allowance for Loan Losses

     We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the adequacy of the allowance for loan losses, the amount of the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. If our estimate of possible loan losses or an increase in actual loan losses required us to increase the allowance for loan losses, we would increase the allowance through an increase in the provision for loan losses taken as a charge against earnings. Conversely, if net loans losses are less that expected, we may be able to reduce our provision for loan losses in future periods.

     During the time we hold collateral, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. See the notes to the consolidated financial statements for additional information regarding loans and the allowance for loan losses.

     Fair Value of Financial Instruments

     We estimate the fair value of financial instruments for purposes of preparing our financial statements. We assess the fair value of various items such as investment securities, loans, deposits, borrowings and commitments to extend credit. Fair value estimates are based on relevant market information and information about the financial instrument. Because there are no markets for a portion of our financial instruments, fair value estimates are based on management’s judgment regarding expected future cash flows, current economic conditions, risk characteristics of the instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If the values of financial instruments carried as assets become impaired due to the fair value declining below the recorded value, we may be required to provide an allowance for loss or write off the instrument by an expense charged against earnings. Also, if our obligations to third parties increased above our recorded liabilities, we may have to increase the carrying value of those liabilities by an expense charged against earnings. See the notes to the audited consolidated financial statements for additional information regarding the fair value of our financial instruments.

ANALYSIS OF RESULTS OF OPERATIONS

Distribution of Assets, Liabilities and Shareholders’ Equity; Net Interest Income and Net Yield

     Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally our loan portfolio and investment securities; and the interest paid on our interest-bearing liabilities, which consist of deposits and borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread difference between the rate earned on interest earning assets and the rate paid on interest-bearing liabilities.

     Net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities. The changes between periods in these assets and liabilities are referred to as volume changes. The impact on net interest income of changes in average volume is measured by multiplying the change in volume between the current period and the prior period by the prior period rate.

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income of these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes in the Analysis of Changes in Volume and Interest Rates table that follows.

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories and the changes in interest income and expense attributable to changes in volume and changes in interest rates:

Analysis of Average Rates and Balances

	Year Ended December 31,
	2003			2002			2001
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Investment Securities (1)	$22,215	$745	3.35%	$9,557	$479	5.01%	$3,657	$196	5.36%
Interest-bearing deposits	257	5	1.95%	963	43	4.47%	1,101	48	4.36%
Federal funds sold	22,230	237	1.07%	23,206	366	1.58%	10,814	377	3.49%
Loans (2)	155,686	12,285	7.89%	101,736	8,234	8.09%	71,552	6,956	9.72%

Total Interest-Earning Assets	200,388	13,272	6.62%	135,462	9,122	6.73%	87,124	7,577	8.70%

Noninterest-earning assets	83,613			38,350			15,370

Total Assets	$284,001			$173,812			$102,494

Liabilities
Interest-bearing demand	$5,058	11	0.22%	$3,631	7	0.19%	$3,785	14	0.37%
Savings & Money Market	41,461	377	0.91%	37,957	522	1.38%	20,824	466	2.24%
Time deposits	15,156	290	1.91%	16,799	479	2.85%	21,915	1,180	5.38%
Borrowings	8,952	317	3.54%	630	40	6.35%	762	66	8.66%

Total Interest-Bearing Liabilities	70,627	995	1.41%	59,017	1,048	1.78%	47,286	1,726	3.65%

Demand deposits	195,288			100,718			45,977
Other liabilities	694			1,592			930

Total Liabilities	266,609			161,327			94,193
Shareholders’ Equity	17,392			12,485			8,301

Total Liabilities and Shareholders’ Equity	$284,001			$173,812			$102,494

Net interest income/margin(3)		$12,277	6.13%		$8,074	5.96%		$5,851	6.72%

Net interest spread(4)			5.21%			4.95%			5.05%

(1)	The yield for investment securities reflects that securities totaling $21,152,000 in 2003 and 8,185,000 in 2002 were classified as available-for-sale and carried at market value while $1,063,000 in 2003 and $1,372,000 in 2002 were classified as held-to-maturity and carried at cost. In 2001, all of the investment securities were classified as available-for-sale.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $1,537,000 in 2003, $723,000 in 2002 and $604,000 in 2001.

(3)	Net interest margin is the net yield on average total interest-earning assets.

(4)	Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

	Analysis of Changes in Volume and Interest Rates
	2003 from 2002			2002 from 2001
	Changes due to		Total	Changes due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$466	$(200)	$266	$297	$(14)	$283
Interest-bearing deposits	(22)	(16)	(38)	(6)	1	(5)
Federal funds sold	(14)	(115)	(129)	272	(283)	(11)
Loans	4,262	(211)	4,051	2,583	(1,305)	1,278

Total interest income	4,692	(542)	4,150	3,146	(1,601)	1,545

Interest-bearing demand	3	1	4	(1)	(6)	(7)
Savings & Money Market	45	(190)	(145)	283	(227)	56

	Analysis of Changes in Volume and Interest Rates
	2003 from 2002			2002 from 2001
	Changes due to		Total	Changes due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Time deposits	(43)	(146)	(189)	(232)	(469)	(701)
Notes payable	302	(25)	277	(10)	(16)	(26)

Total interest expense	307	(360)	(53)	40	(718)	(678)

Net Interest Income	$4,385	$(182)	$4,203	$3,106	$(883)	$2,223

     Year 2003 compared to 2002

     For the year ended December 31, 2003, net interest income was $12,277,000, an increase of $4,203,000, or 52%, as compared to $8,074,000 for the year ended December 31, 2002. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by declining rates and the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $64,926,000, or 48%, versus an increase in average interest-bearing liabilities of $11,610,000, or 20%. The increase in average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $53,950,000, or 53%. The increased volume of our interest-bearing assets contributed $4,692,000 towards the net increase in net interest income, of which the increased volume of loans contributed $4,262,000, offset by $307,000 due to the increased volume of interest-bearing liabilities. Declining rates had an overall negative impact of $182,000 on net interest income, of which $542,000 resulted from declining yields on interest-earning assets, offset by $360,000 in reduced costs of interest-bearing liabilities. Declining loan rates contributed $211,000 of the overall decrease.

     The net interest margin for the year 2003 was 6.13%, an increase of 17 basis points from 5.96% for the year 2002. The increase in net interest margin was due to a smaller decrease in the yield on interest-earning assets than the decrease in the cost of interest-bearing liabilities and a continuing decrease in the proportion of interest-bearing liabilities to interest-earning assets. The yield on interest-earning assets was 6.62% for the year 2003, a decrease of 11 basis points as compared to 6.73% for the year 2002. The average cost of interest-bearing liabilities was 1.41% in 2003, a decrease of 37 basis points from 1.78% in 2002. The average prime rate in 2003 was 4.12% as compared to 4.68% in 2002. Most of our growth was supported by an increase in average noninterest-bearing deposits, which increased $94,570,000, or 94%. As a result, the ratio of interest-earning assets to interest-bearing liabilities increased from 2.30:1 to 2.84:1. No assurance can be given that this trend will continue.

     Year 2002 compared to 2001

     For the year ended December 31, 2002, net interest income was $8,074,000, an increase of $2,223,000, or 38%, as compared to $5,851,000 for the year ended December 31, 2001. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by declining rates and the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $48,338,000, or 55%, versus an increase in average interest-bearing liabilities of $11,731,000, or 25%. Average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $30,184,000, or 42%. The increased volume of our interest-earning assets contributed $3,146,000 towards the net increase in net interest income, of which the increased volume of loans contributed $2,583,000, offset by $40,000 due to the increased volume of interest-bearing liabilities. Declining rates had an overall negative impact of $883,000 on net interest income, of which declining loan rates contributed $1,305,000.

     The net interest margin for the year 2002 was 5.96%, a decrease of 76 basis points from 6.72% for the year 2001. The decrease in net interest margin was primarily due to the declining interest rate environment. The average prime rate in 2002 was 4.48% as compared to 6.92% in 2001. The decrease in interest rates had a greater impact on interest income than on interest expense due to a greater decrease in the yield on interest-earning assets than the decrease in the cost of interest-bearing liabilities, partially offset by the increase in deposits being primarily noninterest-bearing. The yield on interest-earning assets was 6.73% for 2002, a decrease of 197 basis points from the 2001 level of 8.70%. The average cost of interest-bearing liabilities was 1.78% in 2002, a decrease of 187 basis points from 3.65% in 2001. Most of our growth was supported by an increase in noninterest-bearing deposits, which increased $54,741,000, or 119%. As a result, the ratio of interest-earning assets to interest-bearing liabilities increased from 1.84:1 to 2.30:1.

Noninterest Income

     For the year ended December 31, 2003, noninterest income was $9,208,000, an increase of $979,000, or 12%, from $8,229,000 for the year 2002. The major items contributing to the increase were fees and service charges, data processing income, gains from sales of SBA loans and gains from sales of securities. Fees and service charges increased $146,000, or 6%, as a result of the growth in deposits. Data processing income, generated by FDSI, our data processing subsidiary, increased $320,000, or 7%, from 2002 to 2003. The slower growth in data processing income is partially due to the loss of a customer in 2002 for which FDSI received a termination fee in 2002. Gains on sales of SBA loans increased $214,000, or 22%, due to increased loan originations. Gains on sales of securities totaled $228,000 during the year 2003. There were no sales of securities during the same period in 2002.

     For the year ended December 31, 2002, noninterest income was $8,229,000, an increase of $2,769,000, or 51%, from the 2001 amount of $5,460,000. The major items contributing to the increase were fees and service charges and data processing income. Fees and service charges increased $842,000, or 48%, from 2001 to 2002, primarily as a result of an increasing deposit customer base. Data processing income, which is generated by FDSI, increased $1,337,000, or 45%, from 2001 to 2002, primarily as a result of an increased number of clients using the services of FDSI. Gains on sales of SBA loans increased $387,000, or 67%, due to increased loan originations.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 75% of total noninterest expense. Growth in these expenses during the following periods is consistent with our growth in earning assets and revenues.

     Noninterest expense for year ended December 31, 2003, was $15,741,000, an increase of $2,989,000, or 23%, from $12,752,000 for the year 2002. The major items contributing to the increase were salaries and benefits increasing $1,509,000, or 21%, occupancy expense increasing $348,000, or 36%, and data processing and equipment expense increasing $273,000, or 14%. The increases in all expense classifications are attributable to growth of SWCB as well as the growth of FDSI, including an increase the number of employees and in the number of offices. SWCB branch offices were opened in the fourth quarter of 2002 and the first quarter of 2003 and FDSI added an additional processing office in the first quarter of 2003 and expanded its main office in the fourth quarter of 2002.

     Noninterest expense for the year ended December 31, 2002, increased $2,941,000, or 30%, to $12,752,000 from $9,811,000 in 2001. The major items contributing to the increase were salaries and benefits increasing $1,887,000, or 35%, occupancy expense increasing $155,000, or 19%, and data processing and equipment expense increasing $585,000, or 43%. The increases in all expense classifications were attributable to the growth of both SWCB and FDSI, including increases in the number of employees and the number of offices.

Income Taxes

     Income taxes for the year ended December 31, 2003, totaled $2,009,000, or 41% of income before taxes, as compared to $1,079,000, or 37% of income before taxes, for 2002 and $146,000, or 14% of income before income taxes, for the year 2001. The increase in the effective tax rate is due to a decrease in the proportion of consolidated net income coming from FDSI, which currently does not provide for income taxes due to unused net operating loss carry forwards. Net operating loss carry forwards have been fully used by SWCB, while approximately $300,000 is still available at FDSI to offset future taxable earnings. The net operating loss carry forwards are limited to twenty years for realization for federal purposes. The State of California has suspended the application of net operating losses for the time being, which potentially impairs the tax-effected value of the losses. Accordingly, FDSI has not recognized a net deferred tax asset for the unused net operating losses. The tax benefit of such losses, if any, will be recognized as they are applied to future taxable earnings as allowed by federal and state income tax laws then in effect.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

     Loan Categories

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

Analysis of Loans

	December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(dollars in thousands)
Loan Category
Real estate loans:
Construction	$69,087	36%	$22,054	17%	$15,215	18%	$15,355	24%	$7,983	25%
Residential	8,499	4%	11,879	9%	6,603	8%	5,846	9%	1,646	5%
Commercial	51,495	27%	44,823	35%	19,560	23%	7,098	11%	3,325	11%

Total real estate	129,081	68%	78,756	61%	41,378	49%	28,299	44%	12,954	41%
Commercial	59,669	31%	48,553	38%	40,813	48%	33,322	52%	15,441	49%
Consumer & Other	1,890	1%	1,771	1%	2,513	3%	2,854	4%	2,992	10%

Total Loans	190,640	100%	129,080	100%	84,704	100%	64,475	100%	31,387	100%

Less deferred loan income	(1,925)		(1,426)		(692)		(303)		(162)

Net Loans	$188,715		$127,654		$84,012		$64,172		$31,225

     Our loan portfolio has consistently increased since the opening of SWCB. Loan growth is the result of increased lending in our original market area and the addition of additional banking offices in the surrounding area. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulations to a percentage of the institution’s regulatory capital.

     Our real estate construction loans are primarily short-term loans made to finance the construction of commercial and single family residential property. The increase in construction loans reflects an increased emphasis by management as the result of increased construction activity in our market area resulting from the low interest rate environment and a favorable real estate market. Construction lending is generally considered to involve a higher degree of risk than permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct projects for which no purchaser has been identified carry additional risk because the payoff for the loan may be dependent on the contractor’s ability to sell the property prior to the due date of the loan. We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

     Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally for up to five years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity) except for home equity line loans which have a ten year maturity and interest rates that float with changes in the prime rate. SBA and certain other real estate loans, which are generally saleable in the secondary market, are made for longer maturities. Any loans extended for greater than five years have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

     Commercial loans secured by real estate are generally greater in amount, more difficult to evaluate and monitor and are often dependent on the successful operation and management of the properties. Repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Poor location, special use characteristics and overall attractiveness of the properties may impair the value of properties in the event of foreclosure.

     Our commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one to five years.

     We make SBA guaranteed loans, the guaranteed portion of which are generally sold in the secondary market. We retain the servicing rights for the sold portion of the SBA loans. The retained portions of SBA loans are categorized as either commercial or real estate loans depending on the underlying collateral.

     Commercial business loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory, receivables, junior liens on property or personal guarantees which may not provide an adequate source of repayment in the event of default. These loans may also have partial guarantees from the Small Business Administration. Commercial business loans are generally more dependent on the borrower’s continuing financial strength and management ability. The borrower’s cash flow and ability to service the debt from earnings is the primary source of repayment rather than the liquidation of any pledged collateral. Commercial business loans are generally for shorter terms and are often subject to annual review and generally require more administrative and management attention.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest.

     Consumer loans are often unsecured or secured by rapidly depreciating assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Also, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Outstanding loan commitments primarily consist of commercial, construction and equity lines of credit which have not been fully disbursed. Based upon our experience, the outstanding loan commitments and standby letters of credit are expected to increase in line with increase in loan demand, subject to economic conditions.

     We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. We have not made loans to any foreign entities. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

     Loan Origination and Underwriting

     Our primary lending emphasis is in construction, commercial real estate and business loans, including SBA loans. Major credit risk factors for all categories of loans include: changes in national and local economic conditions; the experience, ability and depth of our lending staff; changes in the quality of our internal and external loan review systems; and the impact of certain external factors such as competition, legal and regulatory changes. For construction and other real estate related loans, additional major risk factors include: changes in the valuation of real property; increases in commercial, industrial and retail vacancy rates; market absorption levels; excess market supply; and rising interest rates. To address these credit risks, all loan requests require preparation of a credit commitment report that details the purpose of the loan, terms, repayment source, collateral, credit rating of the borrower and a general description of the borrower’s background and/or business.

     Branch officers are assigned lending limits commensurate with their experience and skill and are capped at $50,000 for unsecured loans and $100,000 for secured loans. Loan requests exceeding branch officer limits are referred to Loan Administration for underwriting, review and approval. Lending limits for Loan Administration lenders are capped at $200,000 for unsecured requests and $500,000 for secured loans. The President & COO and CEO have combined lending limits when acting jointly of $750,000 unsecured and $1,500,000 unsecured. All requests exceeding the authority of the President & COO and CEO combined are submitted to the Board of Director’s Loan Committee for approval. Additionally, all new loans, regardless of amount, are reviewed by the Loan Committee monthly and all new loans of $500,000 or more or relationships that aggregate $500,000 or more are reported to the Board monthly. All processing, boarding and servicing of loans are performed by Loan Administration regardless of loan amount.

     Construction loans for small tract projects or non-residential properties generally require a minimum of 15% equity contribution by the borrower and a maximum advance of 80% of current appraisal. Loan terms can range from 6 to 18 months depending on the nature of the project. We require a first lien position on the property to be constructed and often take a junior lien on other real estate property as well. Land draws are generally limited to 50% of cost. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2%, loan fees of 1% to 2% and a documentation fee of $500 to $1,000.

     Commercial real estate loans are generally underwritten at a maximum loan to appraised value of 75%; however, we will often advance up to 90% of the value when using the SBA 504 or 7a loan guarantee programs as part of the financing structure for owner-users. Income property loans generally require a debt service coverage ratio of 1.20:1 to 1.30:1 depending on the type of property. Loan terms can range from 3 to 15 years with pricing adjustments at 3 or 5 year intervals. We require a first lien position on the subject property and often take a junior lien on other real estate property as well. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2% with a negotiated floor rate, loan fees of 1% to 2% and a documentation fee of $500 to $1,000. We also offer short-term fixed rate loans when necessary.

     Commercial business loans and SBA 7a loans are offered to existing and start-up businesses for various purposes. Such loans are generally collateralized with assets of the business and junior liens on personal residences. Commercial business loans are underwritten on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. We seek to structure these loans so that they have more than one source of repayment. The borrower is required to provide sufficient information to allow us to make an adequate credit evaluation. In most instances, this information consists of financial statements, tax returns, projected cash flows, current financial information on any guarantor and information about any collateral. Loans to closely held business borrowers typically require personal guarantees by the principals. Lines of credit and asset based loans are written for 12 months. SBA loans can have terms of up to 20 years. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2.75% and a documentation fee of $500 to $1,000. Loan fees for non-SBA loans can range from 1% to 2%.

     Current appraisals, insurance and perfected liens are generally required for any collateral taken on loans.

     Loan Maturities

     The following table sets forth the maturity distribution of our loans outstanding at December 31, 2003. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rate loans generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2003, approximately 83% of our loan portfolio was comprised of floating interest rate loans. However, approximately 62% of the floating rate loans have interest rate floors. This offers rate protection in a downward rate environment as the loans continue to earn interest at the floor and not lower. As rates increase these loans will not reprice until rates exceed the floor, putting pressure on the interest rate margin in the short term. Non-performing loans are included in this schedule based on nominal maturities even though we may be unable to collect such loans at their maturity date.

Loans Repricing or Maturing as of December 31, 2003

	Maturing
	Within	One to	After
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
Real estate loans:
Construction	$60,167	$7,068	$1,852	$69,087
Residential	2,321	3,327	2,851	8,499
Commercial	2,526	24,286	24,683	51,495

Total real estate	65,014	34,681	29,386	129,081
Commercial	20,719	16,234	22,716	59,669
Consumer & Other	498	900	492	1,890

Total	$86,231	$51,815	$52,594	$190,640

Loans with predetermined interest rates	$4,985	$18,594	$9,038	$32,617
Loans with floating or adjustable interest rates	81,246	33,221	43,556	158,023

Total	$86,231	$51,815	$52,594	$190,640

     Non-Performing Assets

     Prior to classifying a loan as non-performing, we review each loan to determine the nature of the problem and the need to classify. Further, all non-performing loans are reviewed on a monthly basis to discern if there were changes to the value of the collateral or the ability of the borrower to repay. Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed “non-performing” and are placed on a non-accrual status, unless the loan is well collateralized and in the process of collection. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.

     When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned (“OREO”). OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “non-performing assets.” Since commencing operations we have not had any OREO.

     The following table provides information with respect to the components of our non-performing assets at the dates indicated. We have no loans past due 90 days or more still on accrual and we have no restructured loans.

Nonperforming Assets

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans	$1,101	$139	$304	$112	$—
Loans past due 90 days or more and still accruing	—	—	—	—	33

Total nonperforming loans	1,101	139	304	112	33
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$1,101	$139	$304	$112	$33

Nonperforming loans as a percent of total loans	0.58%	0.11%	0.36%	0.17%	0.11%
Nonperforming assets as a percent of total assets	0.32%	0.06%	0.24%	0.13%	0.07%

     Additional interest income of $82,000, $21,000 and $27,000 would have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $40,000, $0 and $17,000 was recorded on these loans for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in nonaccrual loans in the year ended December 31, 2003 is primarily related to a single borrower with aggregate loans of $607,000. The loan is expected to be repaid from the liquidation of the related business. The remainder of the increase in nonaccrual consists primarily of several loans to small business of which a major portion of the outstanding balance is guaranteed by the SBA.

Investment Securities

     In order to manage our liquidity as well as for earnings, we purchase United States Treasury and Agency securities and other investment securities. Securities may be pledged to meet collateral requirements imposed as a condition to receipt of public fund deposits and for borrowing purposes. We generally categorize our investment securities as available-for-sale so that they can be a secondary source of liquidity. As of December 31, 2003, 2002 and 2001, the carrying values of securities pledged were $23,852,000, $15,129,000 and $2,631,000, respectively.

     The following table summarizes the amounts, classification and distribution of investment securities held as of the date indicated:

Investment Portfolio

	December 31,
	2003	2002	2001
	(dollars in thousands)
Available-for-Sale
U.S. Treasury and government agencies	$4,327	$2,101	$5,033
Mortgage backed securities	18,876	11,457	—

Total	$23,203	$13,558	$5,033

Held-to-Maturity
Mortgage backed securities	$649	$1,572	$—

Total	$649	$1,572	$—

     The following table summarizes the amounts and distribution of our investment securities, held as of the date indicated, and the weighted average yields:

Analysis of Investment Yields and Maturities
December 31, 2003

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-Sale
U.S. Government Agencies	$503	4.98%	$1,942	2.40%	$1,882	4.07%	$—	—	$4,327	3.43%
Mortgage-backed securities	—		—		—		18,876	4.47%	18,876	4.47%

Total	$503	4.98%	$1,942	2.40%	$1,882	4.07%	$18,876	4.47%	$23,203	4.27%

Held-to-Maturity
Mortgage-backed securities	$—		$—		$—		$649	5.96%	$649	5.96%

     Deposits

     Deposits are our primary source of funds. We offer a wide range of deposit products; however, the major portion of our deposits are noninterest-bearing demand deposits from business customers. Approximately $134 million, $121 million and $33 million in average balances during the months ended December 31, 2003, 2002 and 2001, respectively, were from real estate related service businesses whose aggregate average balances represented 1% or more of our total deposits. Our business is not seasonal in nature and we are not dependent upon funds from sources outside the United States. At December 31, 2003 we had no brokered funds on deposit.

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Analysis of Average Deposits

	Year Ended December 31,
	2003		2002		2001
		%		%		%
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand	$195,288	—	$100,718	—	$45,977	—
Interest-bearing demand	5,058	0.22%	3,631	0.19%	3,785	0.37%
Savings & money market	41,461	0.91%	37,957	1.38%	20,824	2.24%
Time	15,156	1.91%	16,799	2.85%	21,915	5.38%

Total Deposits	$256,963	0.26%	$159,105	0.63%	$92,501	1.79%

     The following schedule shows the maturity of our time deposits as of December 31, 2003:

Maturity of Time Deposits of $100,000 or More

Amount
(dollars in thousands)
Three months or less	$5,478
Over three to six months	1,535
Over six to twelve months	1,166
Over twelve months	100

Total	$8,279

Borrowed Funds

     In April 2003, we received $8,248,000 from our special purpose trust subsidiary that was formed to issue trust preferred securities. The subordinated debt and the trust preferred securities bear a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15% (the “Coupon Rate”), provided the Coupon Rate shall not exceed 11.75% prior to June 26, 2008, and mature in 30 years. The initial rate of interest was 4.47%. The current Coupon Rate, which was reset on December 26, 2003, is 4.32%. Interest expense related to this borrowing totaled $249,000 for the year ended December 31, 2003, at an average rate of 4.36%.

     We have a credit line with the Federal Home Loan Bank of San Francisco (“FHLB”) that would allow us to borrow overnight or for extended periods in amounts up to 20% of total assets, on a collateralized basis. At December 31, 2003 we had pledged investment securities and loans that would permit borrowing approximately $33,000,000 under the credit line. At December 31, 2003 there are no borrowings outstanding under the line of credit. During the year ended December 31, 2003 we had average borrowings under the credit line of $3,247,000, with total interest expense of $46,000 at an average cost of 1.41%, and a maximum outstanding of $10,000,000. We did not use the line in 2002.

     Our subsidiary, FDSI, has several notes payable to us and to other lenders. The notes bear interest at 1.5% over prime and mature at various dates from 2004 through 2006. The total amount payable by FDSI as of December 31, 2003 was $239,000, with interest expense of $35,000 for the year then ended; while the amount in our consolidated financial statements (after eliminating the amount due us) was $200,000, with interest expense of $22,000 for the year then ended. The total amount payable at December 31, 2002 was $967,000, with interest expense of $72,000 for the year then ended; while the consolidated amount was $576,000, with interest expense of $40,000 for the year then ended.

Allowance and Provisions for Loan Losses

     We maintain an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.

     Each month we also review the allowance and make additional provisions to the allowance as needed. For the year ended December 31, 2003 the provision for loan losses was $800,000 as compared to $655,000 for the year ended December 31, 2002 and $460,000 for the year 2001. The provisions for loan losses have primarily reflected the growth of the loan portfolio as net charge-offs since opening SWCB total only $471,000.

     At December 31, 2003, the allowance for loan losses was 1.32% of loans outstanding, as compared to 1.39% and 1.30% at December 31, 2002 and 2001, respectively. At December 31, 2003, the allowance for loan losses was 2.28 times non-performing loans. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

     The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

Analysis of Allowance for Loan Losses

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Outstanding loans:
End of the period	$190,640	$129,080	$84,704	$64,475	$31,387
Average for the period	155,686	101,736	71,552	45,601	20,316
Allowance for loan losses:
Balance at beginning of period	$1,798	$1,104	$808	$319	$97

Loans charged off:
Commercial	103	8	238	259	—
Consumer	14	—	4	—	—

	117	8	242	259	—

Recoveries:
Commercial	30	47	77	—	—
Consumer	—	—	1	—	—

	30	47	78	—	—

Net Charge-offs (recoveries)	87	(39)	164	259	—

Provisions charged to operating expense	800	655	460	748	222

Balance at end of period	$2,511	$1,798	$1,104	$808	$319

Ratios:
Net charge-offs (recoveries) to average loans	0.06%	(0.04%)	0.23%	0.57%	0.00%

Allowance to loans at period end	1.32%	1.39%	1.30%	1.25%	1.02%

     The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

Allocation of Allowance for Loan Losses
(dollars in thousands)

	At December 31,
	2003		2002		2001
		Percent of		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Real Estate
Construction	$622	36%	$198	17%	$137	18%
Residential	76	5%	107	9%	59	8%
Commercial	446	27%	433	35%	178	23%

Total real estate	1,144	68%	738	61%	374	49%
Commercial	1,053	31%	688	38%	555	48%
Consumer & other	13	1%	115	1%	53	3%
Unallocated allowance	301		257		122

Total	$2,511	100%	$1,798	100%	$1,104	100%

	At December 31,
	2000		1999
		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Real estate
Construction	$138	24%	$72	25%
Residential	53	9%	15	5%
Commercial	63	11%	43	11%

Total real estate	254	44%	130	41%
Commercial	388	52%	154	49%
Consumer & other	60	4%	30	10%
Unallocated allowance	106		5

Total	$808	100%	$319	100%

     We conduct a monthly analysis of the risk in the loan portfolio that includes management’s assessment of the potential for loss in each loan or category of loans. Non-performing and past due loans are reviewed to determine the likelihood of full collection of principal and interest, the underlying value of collateral associated with the loan and the current status of the borrower to determine the amount of specific reserves required for each such loan. A minimum general reserve for performing loans by loan category is determined quarterly and applied to the monthly calculation. The sum of reserves determined to be appropriate for non-performing and past due loans together with the general reserve is compared to the total loan loss reserve account monthly to determine the amount of additional provision that is necessary.

     Each quarter a more extensive analysis is conducted. Management updates its individual analysis of each “Classified Credit” (Special Mention, Substandard, Doubtful and Loss) and establishes an appropriate specific dollar reserve amount, based upon either the estimated future cash flows or the fair value of the collateral. A Special Attention Credit Report is prepared and or updated clearly indicating the methodology used in setting the amount of the reserve and setting forth a “workout” plan for that loan.

     Risk grades for each Classified Credit is assigned based on a combination of regulatory examinations, outside loan review examinations, and management’s own, on-going internal reviews. The risk rating and monitoring system adopted by the Board of Directors as part of our General Lending Procedures is intended to further strengthen the Bank’s internal review procedures. A nine level grading system is used, which includes an additional letter-grade system for SBA loans.

     Management considers all relevant factors in establishing specific reserve amounts on individual credits, such as cash flows, collateral values, borrower’s character and reputation, (which examiners may not be able to consider), overall financial condition and trends, resources, past performance record, current level of cooperation and other factors such as market conditions.

     Non-classified loans are subdivided into specific loan pools by loan type and assigned an appropriate reserve factor based upon SWCB’s historical charge off experience or a minimum floor, whichever is greater. In the absence of any historical charge off data, minimum floors are established and updated based upon several factors including current floors established by other banks with a similar overall portfolio structures. These factors are further adjusted, as appropriate, to reflect current conditions described as “Q-Factors.” Q-Factors are subjective by definition and reflect management’s overall best estimate of the extent to which the rate of loss over the next four quarters on a pool of loans in the current portfolio will differ from past historical loss experience. Each quarter SWCB sets a range for each Q-Factor adjustment, expressed as a percentage of the unadjusted loss ratio experience. SWCB uses eight Q-Factors including a subjective analysis of current lending policies and procedures, economic conditions, the nature and volume of the portfolio, lending staff, delinquency/non-accrual trends, loan review systems, portfolio concentrations and other external factors.

Capital Resources and Regulatory Requirements

     Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets.

     At December 31, 2003, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of December 31, 2003:
Tire 1 leverage capital ratio	5.0%	8.7%	8.0%
Tier 1 risk-based capital ratio	6.0%	11.9%	11.0%
Total risk-based capital ratio	10.0%	13.5%	12.1%

     During the year ended December 31, 2003 shareholders’ equity increased $2,785,000 to $18,962,000. The increase included net income of $2,935,000 and $81,000 from the exercise of stock options and warrants, less a $231,000 decrease in the unrealized gain on available-for-sale securities.

     During 2002, shareholders’ equity increased $7,402,000 to $16,177,000 at December 31, 2002. The increase included the net proceeds of $5,417,000 from the sale of 423,080 shares of common stock, net income of $1,817,000, an increase of $136,000 in the unrealized gain on available-for-sale securities, and $32,000 from the exercise of stock options and warrants.

     During 2001, shareholders’ equity increased $918,000 to $8,775,000 at December 31, 2001. The increase included net income of $894,000, and an increase in the unrealized gain on available-for-sale securities of $24,000.

Off-Balance Sheet Arrangements

     SWCB has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or results of operations. SWCB’s primary source of funds for its lending is its deposits. If necessary to meet the demands of deposit withdrawals or loan funding, SWCB could obtain funding through the purchase of overnight federal funds or advances from the Federal Home Loan Bank of San Francisco. (See “Liquidity and Liability Management” below for more detailed information.)

     As of December 31, 2003, SWCB had commitments to extend credit and standby letters of credit in the amounts of $74,382,000 and $3,912,000, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

Contractual Obligations

     The following table reflects the maturities of SWCB’s contractual obligations, by category:

Contractual Obligations

		One to
	Within	Three	Three to	After
	One Year	Years	Five Years	Five Years	Total
	(dollars in thousands)
Junior subordinated debentures				$8,248	$8,248
Notes payable	$78	$122			200
Operating lease obligations	879	1,601	$1,281	282	4,043
Other contractual obligations	180	165			345

Total	$1,137	$1,888	$1,281	$8,530	$4,306

     Contractual obligations for the junior subordinated debentures, notes payable and operating leases are discussed in Notes 10, 12 and 14 of Notes to Consolidated Financial Statements contained in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Other contractual obligations relate to our minimum liability associated with our data processing contract with a third-party provider.

Liquidity and Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans.

     The acquisition of deposits has been our primary source of funds used to invest in earning assets. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings. We expect that deposits will continue to be the primary source of funds in future periods. We emphasize seeking demand deposits from business customers in our market area. If necessary, we can also pursue the higher cost time deposits. One method that banks utilize for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. Although we did not have any “brokered deposits” at December 31, 2003, we have accepted brokered deposits in the past and may do so in the future.

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of December 31, 2003, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits was 45%. At December 31, 2002 and 2001, our liquid assets as a percentage of deposits was 49% and 28%, respectively. The increased amounts of liquidity at December 31, 2003, and 2002 compared to prior periods is primarily due to an increase of funds in the process of collection included in cash and due from banks and is related to the increase in demand deposits. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal fund and maintain borrowing facilities that we can access on a daily basis.

     SWCB maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. SWCB also has a credit line with the Federal Home Loan Bank of San Francisco which would allow SWCB to borrow up to 20% of its assets ($60,000,000 as of December 31, 2003) on a collateralized basis. As of December 31, 2003, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $33,000,000. These facilities have been used infrequently.

     The primary sources of liquidity for the Company, on a stand alone basis, include the receipt of dividends from the subsidiaries and our ability to raise capital. The ability of the Company to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statutes and regulations.

Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to

provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and our not expected to have a material impact on our consolidated financial statements. The disclosure provisions of FIN No. 45 were effective for financial statements of periods ended after December 15, 2002.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities. Risk management is an important part of our operations and a key element of our overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. Our Board of Directors and committees meet on a regular basis to oversee our operations. We monitor our business activities and apply various strategies to manage the risks to which we are exposed. We have adopted various policies and have empowered the committees of our Board of Directors with oversight responsibility concerning different aspects of our operations. Our Audit Committee is responsible for overseeing internal auditing functions and for interfacing with our independent outside auditors. Our Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. Our Loan Committee also reviews “watch list” loans and the adequacy of our allowance for loan losses. Our Asset/Liability Risk Committee establishes our Investment Policy and our Asset/Liability Policy, reviews investments made by management, and monitors our investment portfolio interest rate risk and liquidity planning.

     Credit risk

     Credit risk generally arises as a result of our lending activities and may be present with our investment activities. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan losses. We employ frequent monitoring procedures and take prompt corrective action when necessary. Additionally, our loans are examined regularly by our regulatory agencies.

     Interest Rate Risk

     Interest rate risk is the exposure of a bank’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, early withdrawal of time deposits, etc).

     The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. We recognize and accept that interest rate risks are a routine part of bank operations and will from time to time impact our profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of interest-earning assets and interest-bearing liabilities do not match in a changing interest rate environment (an interest rate sensitivity “gap”), net yields may be affected. Thus, if rate sensitive assets exceed rate sensitive liabilities for a given period, the interest rate would be “positively gapped” and we would benefit from an increase in interest rates. Conversely, if rate sensitive liabilities exceed rate sensitive assets for a given period, the interest rate would be “negatively gapped” and we would not benefit from an increase in interest rates. Even with perfectly matched repricing of interest-earning assets and interest-bearing liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match interest-earning assets and interest-bearing liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been adversely affected by the decreasing interest rate market. We have generally been able to control our exposure to changing interest rates by maintaining a percentage of fixed rate loans and a majority of our time certificates in relatively short maturities.

     Changes in interest rates can affect the value of assets, liabilities and equity in a variety of ways. Assets and liabilities with longer repricing characteristics may increase or decrease in economic value as interest rates change. Assets with fixed interest rates and longer repricing terms generally increase in value as interest rates decline and decrease in value as interest rates increase. Conversely, liabilities with fixed interest rates and longer repricing terms generally increase in value as interest rates increase and decline in value as interest rates decrease.

Changes in interest rates may also affect customer behavior, such as by increasing or decreasing loan prepayments, which can affect the economic value of a loan or investment security. Because our earning assets have relatively short repricing terms and most of our liabilities are non rate sensitive or have very short repricing terms, we do not expect significant changes in the economic value of our assets, liabilities or net equity from changing interest rates

     The following table shows our cumulative gap analysis as of December 31, 2003. The table indicates that we had a positive one year cumulative gap of $78.7 million, or 23% of total assets and 36% of rate sensitive assets. Our positive gap position indicates that we would benefit from increases in interest rates. In the current low interest rate environment, we consider the risk of interest rates increasing in future periods to be greater than interest rates decreasing. Currently, our ratio of rate sensitive assets to rate sensitive liabilities is higher than our policy guidelines due to the large portion of our deposits coming from noninterest-bearing demand deposits. During a period of increasing interest rates, we may experience some shift from the noninterest-bearing demand deposits to interest-bearing accounts, however, because most of these deposits are from businesses we do not expect the shift to be significant due to the limitations on providing interest-bearing deposits to businesses.

Interest Rate Sensitivity

	As of December 31, 2003
	Less than	3 Months	1 to 5	Over 5	Non Rate
	3 Months	to 1 Year	Years	Years	Sensitive	Total
	(dollars in thousands)
Securities	$3,620	$5,163	$13,221	$2,116	$—	$24,120
Federal funds sold	4,175	—	—	—	—	4,175
Loans	141,467	4,362	37,254	7,557	—	190,640
FHLB stock	—	—	—	542	—	542

Total rate sensitive assets	149,262	9,525	50,475	10,215	—	219,477
All other assets					119,338	119,338

Total	$149,262	$9,525	$50,475	$10,215	$119,338	$338,815

Money market and NOW	$51,954	$—	$—	$—	$—	$51,954
Savings	5,899	—	—	—	0	5,899
Time deposits	8,587	5,179	119	—	0	13,885
Borrowings	8,448	—			—	8,448

Total rate sensitive liabilities	74,888	5,179	119	—	—	80,186
All other liabilities	—	—	—	—	239,667	239,667
Shareholders’ equity	—	—	—	—	18,962	18,962

Total	$74,888	$5,179	$119	$—	$258,629	$338,815

Period gap	$74,374	$4,346	$50,356	$10,215	$(139,291)

Cumulative gap	$74,374	$78,720	$129,076	$139,291

Cumulative rate sensitive gap
as a % of total assets	22%	23%	38%	41%
as a % of rate sensitive assets	34%	36%	59%	63%
Cumulative rate sensitive assets as a % of cumulatve rate sensitive liabilities	199%	198%	261%	274%

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position. To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments. The following table summarizes the sensitivity of net interest income to change over a one year period under alternative scenarios. Our policy is to manage the interest rate risk exposure to less than a 15% decline in net interest income assuming a 200 basis point change in rates over a one year time period. At current interest rate levels, we do not believe the down 200 and 300 basis point simulations to be realistic scenarios.

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$16,200	7.28%
Up 200 basis points	15,900	5.30%
Up 100 basis points	15,500	2.65%
Base	15,100	0.00%
Down 100 basis points	14,800	(1.99%)
Down 200 basis points	14,500	(3.97%)
Down 300 basis points	14,100	(6.62%)

     Inflation

     The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses. During 2000 to 2003 the impact of inflation has been minor as interest rates and economic growth in the economy declined.

     Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of interest rates and inflation through national economic policy may impact on our earnings. Increases in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are included in this Annual Report on Form 10-K:

INDEX	PAGE
Independent Auditor’s Report — Vavrinek, Trine, Day & Co., LLP
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes To Consolidated Financial Statements

     The following table provides selected quarterly financial information for the periods indicated:

	For the Quarter Ended				For the Year
					Ended
	March 31,	June 30,	September 30,	December 31	December 31,
2003
Net interest income	$2,720	$2,968	$3,051	$3,538	$12,277
Other income	2,240	2,334	2,123	2,511	9,208
Net income	669	669	653	944	2,935
Basic earnings per share	$0.34	$0.35	$0.34	$0.49	$1.52
Diluted earnings per share	0.29	0.29	0.28	0.41	1.27
2002
Net interest income	$1,669	$1,855	$2,092	$2,458	$8,074
Other income	1,968	1,957	1,996	2,308	8,229
Net income	336	432	455	594	1,817
Basic earnings per share	$0.22	$0.29	$0.23	$0.31	$1.05
Diluted earnings per share	0.20	0.24	0.22	0.28	0.94

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in the Company’s accountants during the two most recent fiscal years and there were no disagreements with the Company’s accountants on accounting principals or financial disclosure.

ITEM 9A — CONTROLS AND PROCEDURES

     Although the Company’s reporting obligations under the Exchange Act only recently commenced effective March 12, 2004 and prior to that date the Company was not subject to the various SEC rules and regulations governing public companies, as a financial institution we have a history of filing regulatory reports and being subject to frequent government oversight. We also have an independent audit committee and a system of internal controls.

     As of the year ended December 31, 2003, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the year ended December 31, 2003, these disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company and SWCB have adopted a Code of Ethics that applies to their principal financial officers, including the Chief Executive Officer and the Chief Financial Officer. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report.

     The remaining information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 19, 2004. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 19, 2004. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 19, 2004. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 19, 2004. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 19, 2004. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

List of Documents filed as a part of this report:

(a)	Financial Statements:

     (1) Listed and included in Part II, Item 8.

     (2) Financial Statement Schedules:

In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

Reg. S-K
Item 601
Exhibit No.	Description
3.1	Articles of Incorporation of Southwest Community Bancorp, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

3.2	Bylaws of Southwest Community Bancorp (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.1	Indenture dated as of April 22, 2003 by and between the Registrant and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.2	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.3	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among the Registrant, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mecardante, James Lemery and Paul M. Weil, as Administrators (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.4	Form of Common Security Certificate of Southwest Community Statutory Trust I (included as Exhibit A-1 to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.5	Guarantee Agreement dated as of April 22, 2003 between the Registrant, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.6	Form of Warrant Certificate (filed as Exhibit 4.6 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.1	Southwest Community Bancorp 2002 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.2	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.3	Employment Agreement dated January 29, 1998 with Frank J. Mercardante (filed as Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.4	Extension and Modification of Employment Agreement dated August 20, 2001 with Frank J. Mercardante (filed as Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.5	Executive Supplemental Compensation Agreement dated October 17, 2001 with Frank J. Mercardante (filed as Exhibit 10.5 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.6	Extension and Modification of Employment Agreement dated December 8, 2003 with Frank J. Mercardante (filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.7	Life Insurance Endorsement Method Split Dollar Plan Agreement for Frank J. Mercardante (filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.8	Extension of Employment Agreement dated December 31, 2001 with Stuart F. McFarland (filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.9	Executive Supplemental Compensation Agreement dated October 1, 2002 with Stuart F. McFarland (filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.10	Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 6, 2003 for Stuart F. McFarland (filed as Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.11	Modification of Employment Agreement dated November 20, 2003 with Stuart F. McFarland (filed as Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.12	Employment Agreement dated December 31, 2000 with Tim Dewan (filed as Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.13P	Lease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.13P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.14P	Sublease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing

Reg. S-K
Item 601
Exhibit No.	Description
hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.14P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.15P	Lease Agreement (1146 West Valley Parkway, Suite 102) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.15P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.16P	Lease Agreement (1235 Avocado Boulevard) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.16P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.17P	Lease Agreement (26755 Jefferson Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.17P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.18P	Lease Agreement (2401 E. Katella Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.18P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.19P	Lease Agreement (5810 El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.19P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.20P	Lease Agreement (330 North Brand, Suite 525) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.20P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.21P	Lease Agreement (277 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.21P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.22P	Lease Agreement (2235 Polvorosa Avenue, Suite 260) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.22P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.23P	Lease Agreement (9440 Telstar Avenue, Suite 6) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.23P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.24P	Lease Agreement (267 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.24P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.25P	Lease Agreement (5611 Palmer Way, Suite G) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.25P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.26P	Lease Agreement (41188 Sandalwood Circle) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.26P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.27P	Lease Agreement (41162 Sandalwood Circle, Unit A) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.27P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.28	Southwest Community Bank 401(k) Plan, as amended (filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

11.1	Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).

12.1	Not applicable.

14	Code of Ethics.

21	Subsidiaries of the Registrant.

23	Consent of Vavrinek, Trine, Day & Co. LLP.

24	Powers of Attorney (included on signature page).

31.1	Section 302 Certification of Frank J. Mercardante.

31.2	Section 302 Certification of James L. Lemery.

32.1	Section 906 Certification of Frank J. Mercardante.

32.2	Section 906 Certification of James L. Lemery.

(b)	Reports on Form 8-K

     The Company’s reporting obligations under the Exchange Act commenced effective March 12, 2004. Accordingly, no reports on Form 8-K were filed during the fourth quarter of 2003.

(c)	Exhibits

The exhibits listed above in Item 15(a)3 above are incorporated herein by this reference.

(d)	Excluded Financial Statements

Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP
Dated: March 25, 2004	By:	/s/ Frank J. Mercardante
Frank J. Mercardante
(President and Chief Executive Officer)

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Mercardante, Paul M. Weil, James L. Lemery and S. Alan Rosen, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan W. Arendsee Allan W. Arendsee	Director	March 25, 2004

/s/ Carol M. Beres Carol M. Beres	Director	March 25, 2004

/s/ Richard T. L. Chan Richard T. L. Chan	Director	March 25, 2004

/s/ Karen J. Estes Karen J. Estes	Director	March 25, 2004

/s/ Philip H. Holtkamp Philip H. Holtkamp	Director	March 25, 2004

/s/ James L. Lemery James L. Lemery	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2004

/s/ Howard B. Levenson Howard B. Levenson	Chairman of the Board	March 25, 2004

/s/ Frank. J. Mercardante Frank J. Mercardante	Director, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/s/ Paul M. Weil Paul M. Weil	Vice Chairman and Corporate Secretary	March 25, 2004

VALUE THE DIFFERENCE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
Southwest Community Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southwest Community Bancorp and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Community Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAVRINEK, TRINE, DAY & CO., LLP
Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
January 30, 2004, except for Note 21,
   to which the date is February 26, 2004

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002

	(dollars in thousands)
Assets
Cash and due from banks	$110,372	$78,662
Federal funds sold	4,175	20,370

Cash and cash equivalents	114,547	99,032
Interest-bearing deposits in financial institutions	268	67
Investment securities available-for-sale	23,203	13,558
Investment securities held-to-maturity	649	1,572
Loans, net of unearned income	188,715	127,654
Less allowance for loan losses	2,511	1,798

Net loans	186,204	125,856
Premises and equipment	4,477	3,626
Federal Home Loan Bank stock at cost	542	76
Cash surrender value of life insurance	4,129	3,961
Other assets	4,796	3,150

Total Assets	$338,815	$250,898

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$236,641	$180,597
Money market and NOW	51,954	31,846
Savings	5,899	3,243
Time deposits under $100,000	5,606	8,817
Time deposits $100,000 and over	8,279	7,492

Total Deposits	308,379	231,995
Accrued interest and other liabilities	1,562	765
Junior subordinated debt	8,248	—
Notes payable	200	576
Minority interest in subsidiary	1,464	1,385

Total Liabilities	319,853	234,721

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common stock, no par value, 18,750,000 shares authorized, 1,934,996 and 1,925,996 shares issued and outstanding in 2003 and 2002, respectively	14,676	14,595
Retained earnings	4,362	1,427
Accumulated other comprehensive income (loss)	(76)	155

Total Shareholders’ Equity	18,962	16,177

Total Liabilities and Shareholders’ Equity	$338,815	$250,898

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(dollars in thousands, except per share data)
Interest Income
Loans	$12,285	$8,234	$6,956
Investment securities	728	471	188
Federal funds sold	237	366	377
Interest bearing deposits	5	43	48
Other	17	8	8

Total interest income	13,272	9,122	7,577

Interest Expense Deposits	678	1,008	1,661
Borrowings	317	40	65

Total interest expense	995	1,048	1,726

Net interest income	12,277	8,074	5,851
Provision for loan losses	800	655	460

Net interest income after provision for loan losses	11,477	7,419	5,391

Noninterest Income
Fees and service charges	2,745	2,599	1,757
Data processing income	4,657	4,337	3,000
Gain on sale of SBA loans	1,177	963	576
Gain on sale of securities	228	—	—
Other income	401	330	127

Total noninterest income	9,208	8,229	5,460

Noninterest Expense
Salaries and employee benefits	8,778	7,269	5,382
Occupancy	1,313	965	810
Equipment and data processing	2,209	1,936	1,351
Advertising and promotional	286	256	269
Regulation Q costs	641	533	524
Professional services	411	335	259
Stationery and supplies	313	298	261
Telephone	261	251	197
Other	1,529	909	758

Total noninterest expense	15,741	12,752	9,811

Income before income taxes	4,944	2,896	1,040
Income taxes	2,009	1,079	146

Net income	$2,935	$1,817	$894

Basic earnings per common share	$1.52	$1.05	$0.60

Diluted earnings per common share	$1.27	$0.94	$0.55

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001

				Retained	Accumulated
	Common Stock			Earnings	Other	Total
			Comprehensive	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Income	Deficit)	Income (loss)	Equity

	(dollars in thousands)
Balance, December 31, 2000	1,498,516	$9,146		$(1,284)	$(5)	$7,857
Comprehensive income:
Net income			$894	894		894
Net unrealized gain on securities net of tax of $16			24		24	24

Total comprehensive income			$918

Balance, December 31, 2001	1,498,516	9,146		(390)	19	8,775
Stock issued, net of costs of $83	423,080	5,417				5,417
Options exercised	4,000	26				26
Warrants exercised	400	6				6
Comprehensive income:
Net income			$1,817	1,817		1,817
Net unrealized gain on securities net of tax of $95			136		136	136

Total comprehensive income			$1,953

Balance, December 31, 2002	1,925,996	14,595		1,427	155	16,177
Options exercised	7,600	61				61
Warrants exercised	1,400	20				20
Comprehensive income:
Net income			$2,935	2,935		2,935
Net unrealized loss on securities, net of tax benefit of $68			(97)		(97)	(97)
Reclassification adjustment for realized gains, net of tax of $93			(134)		(134)	(134)

Total comprehensive income			$2,704

Balance, December 31, 2003	1,934,996	$14,676		$4,362	$(76)	$18,962

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(dollars in thousands)
Operating Activities
Net Income	$2,935	$1,817	$894
Depreciation and amortization	1,459	1,099	863
Amortization/accretion of premiums/discounts on investment securities, net	356	50	(39)
Provision for loan losses	800	655	460
Gain on sale of investment securities	(228)	—	—
Gain on sale of fixed assets	—	(4)	—
Deferred income tax benefit	(773)	(204)	(146)
Increase in cash value of life insurance	(168)	(145)	(17)
Net change in other assets and liabilities	(43)	(672)	(334)

Net Cash Provided by Operating Activities	4,338	2,596	1,681

Investing Activities
Change in deposits in other financial institutions, net	(201)	1,283	(1,077)
Purchase/redemption of FHLB stock, net	(466)	(4)	(38)
Purchase of investment securities available-for-sale	(29,268)	(15,280)	(11,893)
Proceeds from sales and maturities of investment securities available-for-sale	19,135	6,937	10,397
Purchase of investment securities held-to-maturity	—	(2,262)	—
Proceeds from maturities of investment securities held-to-maturity	891	690	—
Purchases of premises and equipment	(2,310)	(1,076)	(1,899)
Sale of premises and equipment	—	5	—
Purchase of life insurance	—	(1,300)	(2,500)
Net increase in loans	(61,148)	(43,603)	(20,004)
Investment in trust	(248)	—	—
Change in minority investment in subsidiary	79	877	127

Net Cash Used in Investing Activities	(73,536)	(53,733)	(26,887)
Financing Activities
Net increase in deposits	76,384	119,139	34,615
Proceeds from issuance of junior subordinated debt	8,248	—	—
Net proceeds from issuance of common stock	—	5,417	—
Proceeds from exercise of stock options	61	26	—
Proceeds from exercise of stock warrants	20	6	—

Net Cash Provided by Financing Activities	84,713	124,588	34,615

Net Increase in Cash and Cash Equivalents	15,515	73,451	9,409
Cash and Cash Equivalents at Beginning of Period	99,032	25,581	16,172

Cash and Cash Equivalents at End of Period	$114,547	$99,032	$25,581

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$999	$1,051	$1,810

Cash Paid for Taxes	$2,301	$1,129	$404

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(231)	$136	$24

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies

The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. A summary of the significant accounting and reporting policies used in the preparation of the accompanying consolidated financial statements follows:

Nature of Operations

Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent –only basis and the “Company” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and its majority owned subsidiary Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003, pursuant to a Plan of Reorganization and Merger Agreement dated December 18, 2002, and each outstanding share of the Bank’s common stock was converted into one share of the Southwest Community’s common stock and all outstanding shares of the Bank’s common stock was transferred to Southwest Community. In addition, each outstanding warrant to purchase the Bank’s common stock was converted into a warrant to purchase Southwest Community’s common stock.

The Bank began operations on December 1, 1997, as a state-chartered bank and currently operates seven branch offices within San Diego, Orange and Riverside Counties and a loan production office in Los Angeles County. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provides a variety of data processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest. See Note 21 – Subsequent Event.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and FDSI. All material intercompany balances and transactions have been eliminated in consolidation. Minority interest represents a minority shareholder’s forty-nine percent share of the equity of FDSI. The consolidated financial statements do not include the accounts of Southwest Community Statutory Trust I (“the Trust”), a business trust formed to issue trust preferred securities.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”) and in December 2003 FASB issued a revision (“FIN 46R”). FIN 46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, the Company’s investment in the Trust is carried as an investment in other assets and the funds borrowed from the Trust are presented as junior subordinated debt.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are subject to change include the carrying value of financial instruments such as investment securities, loans, deposits, borrowings and commitments to extend credit. Material estimates that are subject to change include the allowance for loan losses and the valuation of loan collateral and any foreclosed assets. In connection with the determination of the allowances for losses on loans and the valuation of loan collateral, management obtains independent appraisals for significant properties.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies, Continued

If the values of financial instruments carried as assets become impaired due to the fair value declining below the recorded value, we may be required to provide an allowance for loss or write off the instrument by an expense charge in our income statement. Also, if our obligations to third parties increased above our recorded liabilities, we may have to increase the carrying value of those liabilities by an expense charge in our income statement.

Cash and Due from Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company’s subsidiary Bank complied with the reserve requirements as of December 31, 2003. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, investments with terms to maturity at acquisition of three months or less, and federal funds sold. For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.”

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities are classified at the time of purchase into one of three categories and accounted for as follows: debt and equity, securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are reported at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Loans and Interest on Loans

Loans are stated at unpaid principal balances outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans. Nonrefundable loan origination fees are recognized, to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of loan fees over any costs are deferred as unearned income and reported as a deduction from outstanding loans. The net deferred fees are recognized as an adjustment to interest income over the term of the loan using the interest method or taken into income when the related loan is paid off or sold. The amortization of loan fees is discontinued on nonaccrual loans.

In accordance with SFAS No. 114, (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan,” loans identified as “impaired” are measured on the present value of expected future cash flows, discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Loans are placed on nonaccrual when a loan is determined to be impaired or when principal or interest is delinquent for 90 days or more. When loans are place on nonaccrual, any interest previously accrued but unpaid is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. All loans on nonaccrual are measured for impairment. The measurement provisions of SFAS No. 114 are applied to all loans in the portfolio. Loans are generally charged off at such time the loan is classified as a loss.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies, Continued

Transfers and Servicing of Loans

Gains or losses from sales of loans are recognized at the date of settlement based on the difference between the cash received and the carrying value of the loans less transaction costs. Assets or other retained interests received in the sale are measured by allocating the previous carrying value between the asset sold and the asset or retained interest received, if any, based on their relative fair values at the date of the sale.

Differences between the adjusted carrying value and the face amount of any portion of the loan retained are amortized to interest income over the remaining life of the loan using the interest method.

If servicing is retained in a sale, a servicing asset may be recorded at the time of sale if the retained servicing fees exceed normal servicing income from similar loans. The servicing asset is based on the present value of the estimated future cash flows considering estimated loan repayment speeds and related discount rates. The servicing asset is amortized against servicing income over the term of the loan in proportion to the amount of servicing income actually received. Servicing assets are subsequently reviewed and evaluated to determine that the fair value of the asset exceeds its amortized carrying value. If the fair value is less than the amortized carrying value, the asset is considered to be impaired and a valuation allowance would be established by a charge against income. The evaluation of the fair value takes into consideration current loan prepayment speeds and discount rates as compared to the original assumptions.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The allowance is based on management’s continuing review and evaluation of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by the provision for loan losses, which is charged to expense, and by recoveries and is reduced by charge-offs.

While management uses available information to provide for an allowance for loan losses, additional provisions to the allowance may be necessary based on future changes in the factors used to evaluate the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from one to ten years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter, computed on the straight-line method.

Obligations under Standby Letters of Credit

Beginning in 2003, the Company adopted FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirement relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods ended after December 15, 2002. Our guarantor obligations are primarily the standby letters of credit we issue on behalf of customers. Our liability for obligations under standby letters of credit is measured by the amount charged to issue the facility. The amount charged is deferred and amortized to income over the term of the commitment. Adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operation.

Data Processing Income

Data processing fees are recognized as income by our data processing subsidiary on the accrual method based on services provided during the period. Fees are generally based on contracted rates for specific items processed.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies, Continued

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income.

Earnings Per Share and Diluted Earnings Per Share

Earnings Per Share (EPS) is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they are outstanding. In the computation of diluted EPS, the computation is the same as basic EPS except the denominator is increased to include the assumed number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued. For the Company, potentially dilutive additional shares are its outstanding stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in diluted EPS by the application of the treasury stock method. Exercise of stock options and warrants, if any, is assumed to have occurred at the beginning of the period. The proceeds from the assumed exercise of stock options and warrants are assumed to be used to purchase common stock at the average price during the period. The difference between the number of shares assumed to be issued and the number of shares assumed to be purchased is included in the denominator of the diluted EPS computation.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,

	2003	2002	2001

	(dollars in thousands, except per share)
Net income as reported	$2,935	$1,817	$894
Stock-based compensation using the intrinsic value method	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(139)	(127)	(97)

Pro forma net income	$2,796	$1,690	$797

Basic earnings per share:
As reported	$1.52	$1.05	$0.60
Pro forma	1.45	0.98	0.53
Diluted earnings per share:
As reported	$1.27	$0.94	$0.55
Pro forma	1.21	0.88	0.48

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentation.

Note 2 — Investment Securities

At December 31, 2003, the investment securities portfolio was comprised of securities classified as available-for-sale or held-to-maturity, in accordance with SFAS No. 115.

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. Government agency obligations	$4,489	$3	$165	$4,327
Mortgage-backed securities	18,844	55	23	18,876

Total	$23,333	$58	$188	$23,203

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. Government agency obligations	$1,997	$104	$—	$2,101
Mortgage-backed securities	11,298	159	—	11,457

Total	$13,295	$263	$—	$13,558

Proceeds from the sale of investment securities available-for-sale totaled $12,352,000 during 2003. Gross gains on the sale of investment securities totaled $228,000 in 2003. There were no sales of investment securities during 2002.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 2 — Investment Securities, Continued

The amortized cost and fair values of investment securities held-to-maturity at December 31, 2003 and 2002 are as follows:

December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(dollars in thousands)
Mortgage-backed securities	$649	$24	$—	$673

December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(dollars in thousands)
Mortgage-backed securities	$1,572	$37	$—	$1,609

The amortized cost and fair values of investment securities at December 31, 2003, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale

	Amortized
	Cost	Fair Value

	(dollars in thousands)
Due in one year or less	$500	$503
Due after one year through five years	2,000	1,942
Due after five years through ten years	1,989	1,882
Due after ten years	18,844	18,876

	$23,333	$23,203

	Held-to-Maturity

	Amortized
	Cost	Fair Value

	(dollars in thousands)
Due after ten years	$649	$673

Securities having a carrying value of approximately $23,852,000 and $15,129,000 at December 31, 2003 and 2002, respectively, were pledged to secure borrowing lines, public deposits and for other purposes as required by law.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 3 — Loan Portfolio

The Company’s loan portfolio consists primarily of loans to Bank borrowers within Southern California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The following table presents loans by collateral type and the percentage of each category of collateral to total loans as of December 31, 2003 and 2002.

	2003		2002

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial loans	$59,669	31.3%	$48,553	37.6%

Real estate loans:
Residential	8,499	4.5%	11,879	9.2%
Construction	69,087	36.2%	22,054	17.1%
Commercial	51,495	27.0%	44,823	34.7%

Total Real Estate Loans	129,081	67.7%	78,756	61.0%

Consumer loans	1,348	0.7%	1,115	0.9%
Other	542	0.3%	656	0.5%

Total Loans	190,640	100.0%	129,080	100.0%
Less unearned income	(1,925)		(1,426)

Loans, net	$188,715		$127,654

The following is a summary of investment in impaired loans, the related allowance for loan losses and income recognized thereon as of December 31, 2003 and 2002.

	2003	2002

	(dollars in thousands)
Impaired loans with a valuation allowance	$1,101	$139
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,101	$139

Valuation allowance related to impaired loans	$83	$19

Average recorded investment in impaired loans	$789	$135

Cash receipts applied to reduce principal balance	$622	$39

Interest income recognized for cash payments	$—	$—

Nonaccruing loans totaled $1,101,000 and $139,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, all loans on nonaccrual were classified as impaired. Additional interest income of $82,000, $21,000 and $27,000 would have been recorded for the year ended December 31, 2003, 2002 and 2001, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $40,000, $0 and $17,000 was recorded on these loans for the years ended December 31 2003, 2002 and 2001, respectively. No additional funds are committed to be advanced in connection with impaired loans.

There were no loans past due 90 days or more in interest or principal and still accruing interest at December 31, 2003 and 2002, respectively. No loans were classified as troubled debt restructurings.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 4 — Allowance for Loan Losses

Activity in the allowance for loan losses is presented below:

	Years Ended December 31,

	2003	2002	2001

	(dollars in thousands)
Balance, beginning of year	$1,798	$1,104	$808
Recoveries of charge-offs	30	47	78
Provision charged to operations	800	655	460
Charge-offs	(117)	(8)	(242)

Balance, end of year	$2,511	$1,798	$1,104

Note 5 — Transactions with Officers and Directors

In the ordinary course of business the Bank has extended loans to certain directors, officers, their immediate families and the companies with which they are associated. All such loans and commitments to lend were made under terms, which are consistent with the Bank’s normal lending policies.

The following is an analysis of all such loans for the years indicated:

	Years Ended December 31,

	2003	2002

	(dollars in thousands)
Balance, beginning of year	$3,291	$2,791
Credit granted, including renewals	3,575	868
Repayments	(3,252)	(368)

Balance, end of year	$3,614	$3,291

Related party deposit accounts as of December 31, 2003 and 2002 totaled approximately $5,370,000 and $9,936,000, respectively.

Note 6 — Premises and Equipment

A summary of premises and equipment as of December 31 follows:

	2003	2002

	(dollars in thousands)
Leasehold improvements	$2,154	$1,584
Furniture, fixtures, and equipment	6,705	4,939

	8,859	6,523
Less accumulated depreciation and amortization	(4,382)	(2,897)

	$4,477	$3,626

Depreciation expense for 2003 and 2002 was $1,459,000 and $1,099,000, respectively.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 7 — Salary Continuation Plan

The Company has entered into supplemental compensation agreements with certain key management personnel. These agreements provide for aggregate annual compensation for all participants of $180,000 for life at retirement with subsequent 3% cost of living adjustments and a death benefit that varies based on the age of the participant at time of death. The aggregate future value of the obligations at December 31, 2003 was $4,752,000. Participants vest ratably each plan year until retirement, termination, death or disability. The agreements were funded by purchasing single premium life insurance contracts. The Company is accruing the compensation obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $188,000, $123,000 and $17,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Earnings on the life insurance contracts were approximately $168,000, $145,000 and $17,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, an obligation of $328,000 and a cash value of insurance of $4,129,000 were recorded.

Note 8 — Other Assets

The detail of other assets as of December 31 follows:

	2003	2002

	(dollars in thousands)
Accrued interest receivable	$859	$657
Accounts receivable	588	470
Prepaid expenditures	632	790
Servicing asset	666	538
Net deferred tax assets	1,401	467
Investment in trust	248	—
Other	402	228

	$4,796	$3,150

Note 9 — Deposits

Deposits are the major source of funds for lending and investments. Noninterest-bearing demand deposits are payable immediately upon demand or are issued with an original maturity or required notice period of less than seven days. On interest-bearing demand accounts the Bank has reserved the right to require at least seven days written notice prior to withdrawal of any funds in that account. Money market accounts are interest bearing and are limited to six transfers to third parties. Savings deposits are interest bearing and do not allow third party transfers. Time deposits have a minimum maturity of seven days and are subject to early withdrawal penalties.

The deposit balance of one large depositor represented 33.4% and 31.7% of deposits as of December 31, 2003 and 2002, respectively.

Interest expense for certificates of deposit of $100,000 or more was $130,000 and $209,000 for the years ended December 31, 2003 and 2002, respectively.

The following table presents the maturity distribution of time certificates of deposit at December 31, 2003 (in thousands):

Year Ending December 31,	Amount

2004	$13,767
2005	118

$13,885

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 10 — Notes Payable

At December 31, 2003, the Company’s data processing subsidiary had notes payable on a consolidated basis of $200,000, including various notes payable to its minority interest holder totaling $154,000 which bear interest at prime plus 1.5%. The remaining $46,000 is for vehicle purchase contracts at various interest rates. The notes are secured by assets of the subsidiary and the principal maturities of the notes are $78,000, $77,000 and $45,000 in the years 2004, 2005 and 2006, respectively.

Note 11 — Income Taxes

The current and deferred amounts of the provision for income taxes were:

	For the Years Ended December 31,

	2003	2002	2001

	(dollars in thousands)
Current
Federal	$2,084	$970	$420
State	698	313	136
Deferred
Federal	(596)	(166)	(110)
State	(177)	(38)	(36)

	2,009	1,079	410
Change in valuation allowance	—	—	(264)

Income tax expense	$2,009	$1,079	$146

A reconciliation of the Bank’s actual tax expense with Federal statutory rates is as follows:

	For the Years Ended December 31,

	2003	2002	2001

	(dollars in thousands)
Tax at Federal rate of 34%	$1,681	$985	$353
State tax, net of Federal benefit	344	182	65
Change in valuation allowance	—	—	(264)
Other	(16)	(88)	(8)

	$2,009	$1,079	$146

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 11 — Income Taxes, Continued

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition as of December 31:

	2003	2002

	(dollars in thousands)
Deferred Tax Assets
Allowance for loan losses	$974	$606
Fixed assets	97	122
Accruals	358	—
Available-for-sale securities	53	—
Valuation allowance	—	—

Total	1,482	728

Deferred Tax Liabilities
Accruals	81	153
Fixed Assets	—	—
Available-for-sale securities	—	108

Total	81	261

Net Deferred Tax Assets	$1,401	$467

No valuation allowance was established as management believes it is more likely than not that the Company will fully realize the benefits of the deferred tax assets.

Note 12 — Commitments and Contingencies

Leases

The Bank is a party to a number of non-cancelable building lease agreements. These leases extend for varying periods up to ten years and may include renewal provisions.

Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2003, are as follows (in thousands):

Year Ending December 31,	Amount

2004	$879
2005	846
2006	755
2007	702
2008	579
Thereafter	282

$4,043

The Company leases one of its branches from a company whose president is on the Board of Directors of the Company and the Bank. The lease is classified as an operating lease and provides for minimum annual rentals of approximately $31,000 through September 30, 2005. The future lease obligations are included above.

Rental expense for operating leases amounted to $833,000, $574,000 and $501,000 in 2003, 2002 and 2001, respectively.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 12 — Commitments and Contingencies, Continued

Litigation

In the ordinary course of business, the Company becomes involved in litigation. In the opinion of management, based upon consultation with the Company’s legal counsel, the disposition of such litigation will not have a material effect on the Company’s financial position.

Guarantor Obligations

At December 31, 2003 and 2002, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $3,912,000 and $803,000, respectively. Our recorded liability, which is the unamortized balance of the fees charged, was approximately $15,000 for the letters of credit outstanding at December 31, 2003.

Off-Balance-Sheet Items

At December 31, 2003 and 2002, the Bank had undisbursed loan commitments in the amount of approximately $74,382,000 and $49,739,000, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

Federal Home Loan Bank (FHLB) Line of Credit

The Bank had approximately $31,701,000 and $24,300,000 in loans pledged at the FHLB at December 31, 2003 and 2002, respectively.

Federal Reserve Bank Discount Window

The Bank had approximately $456,000 and $867,000 in loans pledged at the Federal Reserve Bank at December 31, 2003 and 2002, respectively.

Correspondent Bank Credit Lines

The Bank has $8 million in unsecured Federal funds lines of credit with two correspondent banks.

Note 13 — Stock Option Plan

On March 18, 2003, the shareholders of the Company approved the Southwest Community Bancorp 2002 Stock Option Plan (the 2002 Plan”), which provided for the issuance of up to 1,000,000 (after giving effect for the 2-for-1 stock split in 2003) shares of common stock. Under the 2002 Plan, the Company may grant both incentive and nonqualified stock options to its directors, officers and employees. Effective with the holding company reorganization on April 1, 2003, options outstanding under the prior stock option plan the Bank were exchanged for stock options under the 2002 plan.

All outstanding options were granted at prices equal to the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant..

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free rates of 3.57%, 3.67% and 5.33%; dividend yields of 0% for all years presented, expected life of eight years for all years, and volatility of 35%, 18% and 26%.

The following summarizes information about stock options outstanding at December 31, 2003, 2002 and 2001. These tables have been retroactively adjusted for the 5-for-4 stock split in 2002 and the 2-for-1 stock split in 2003.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 13 — Stock Option Plan, Continued

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	505,535	$8.42	415,785	$7.14	363,375	$6.51
Options granted	96,250	26.66	95,000	13.91	59,910	10.30
Options exercised	(7,600)	7.99	(4,000)	6.60	—	—
Options forfeited	(5,650)	19.89	(1,250)	9.60	(7,500)	9.60

Outstanding at end of year	588,535	$11.30	505,535	$8.42	415,785	$7.14

Options available for grant end of year	406,865		94,464		72,840
Options exercisable at year-end	353,814		298,007		217,850
Weighted-average fair value of options granted during the year		$12.40		$4.56		$4.57

Options Outstanding				Options Exercisable

			Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Average
Price	Outstanding	Life	Price	Outstanding	Price

$ 5.33 - $ 6.94	270,775	4.18	$5.71	265,150	$5.68
$ 7.46 - $ 9.60	49,750	6.01	8.87	32,200	8.69
$10.00 - $11.40	82,410	7.21	10.77	37,464	10.70
$13.00	68,000	8.47	13.00	13,600	13.00
$16.00 - $19.50	29,600	8.68	16.77	5,400	16.19
$25.00 - $29.00	88,000	9.54	27.21	—	—

	588,535	6.29	$11.30	353,814	$6.93

Note 14 — Junior Subordinated Debt

On April 22, 2003, we issued $8,248,000 of junior subordinated debt to the Trust established by us, which in turn issued $8,000,000 of trust preferred securities. The debt bears a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15%, (the “Coupon Rate”) provided the rate will not exceed 11.75% prior to June 26, 2008, and maturing in 30 years. The initial rate was 4.47% and the current Coupon Rate, as of the last reset on December 26, 2003, is 4.32%. Interest expense related to this borrowing totaled $249,000 for the year ended December 31, 2003, at an average rate of 4.36%.

Subject to percentage limitations, these securities are considered Tier 1 capital for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Trust is not consolidated in these financial statements. The Federal Reserve Board has indicated that it would review the regulatory implications of this change in financial reporting and the continued inclusion of these amounts in regulatory capital. The Federal Reserve Board has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and included in regulatory capital, subject to existing percentage limitations. See Note 18 – Regulatory Matters for information related to our capital ratios and the potential effect on our capital ratios if these amounts were not included in regulatory capital.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 15 — Common Stock and Warrants

In July 2002, the Company issued 423,080 shares of common stock in a unit offering that consisted of ten shares of common stock and one warrant to purchase two shares of common stock, as adjusted for the two for one stock split on May 14, 2003. Net proceeds from the offering were $5,417,066. The warrants can be exercised at any time through April 30, 2007. At December 31, 2003, there were warrants outstanding to purchase 82,816 shares of common stock at the exercise price of $14.30 per share.

On January 16, 2002, the Board of Directors approved a five-for-four stock split of its common stock payable to shareholders of record on March 15, 2002. On April 16, 2003 the Board of Directors approved a two-for-one stock split of common stock payable to shareholders of record on May 14, 2003. All outstanding shares, stock options and related per share earnings calculations included in these financial statements have been retroactively adjusted for these stock splits.

Note 16 — Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

	Income	Shares	Income	Shares	Income	Shares

	(dollars in thousands)
Net income as reported	$2,935	—	$1,817	—	$894	—
Shares outstanding at period end	—	1,934,996	—	1,925,996	—	1,498,516
Impact of weighting shares issued during the period	—	(2,891)	—	(202,128)	—	—

Used in basic earnings per share	2,935	1,932,105	1,817	1,723,868	894	1,498,516
Dilutive Effect of Outstanding Stock Options	—	380,311	—	210,504	—	139,624

Used in diluted earnings per share	$2,935	2,312,416	$1,817	1,934,372	$894	1,638,140

Basic net income per share	$1.52		$1.05		$0.60

Diluted net income per share	$1.27		$0.94		$0.55

Note 17 — Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 17 — Fair Value of Financial Instruments, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$114,547	$114,547	$99,032	$99,032
Interest bearing deposits in financial institutions	268	268	67	67
Investment securities	23,852	23,876	15,130	15,168
Loans, net	186,204	185,952	125,856	128,040
Federal Home Loan Bank stock at cost	542	542	76	76
Accrued interest receivable	859	859	657	657
Financial Liabilities
Noninterest bearing demand	236,641	236,641	180,597	180,597
Interest bearing deposits	71,738	71,750	51,398	52,478
Junior subordinated debt	8,248	8,248
Notes payable	200	200	576	576
Accrued interest payable	20	20	24	24

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume

Off-Balance Sheet Instruments
Commitments to extend credit and standby letters of credit	$78,294	$783	$50,542	$505

The following methods and assumptions were used in estimating fair value disclosures:

Cash and Cash Equivalents

The carrying amounts approximate fair values due to the short-term nature of the assets.

Investment Securities

Fair values are based upon quoted market prices, where available.

Federal Home Loan Bank stock at cost

The carrying amount approximates the fair value based on the redemption provisions of the Federal Home Loan Bank.

Interest-bearing Deposits in Other Financial Institutions

The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 17 — Fair Value of Financial Instruments, Continued

Deposits

The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Junior Subordinated Debt and Notes Payable

The carrying amounts of the junior subordinated debt and the notes payable approximate fair value.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note 18 — Regulatory Matters

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category). To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 18 — Regulatory Matters, Continued

The following table also sets forth the Company’s and the Bank’s actual capital amounts and ratios:

					Minimum to be well
					capitalized under
			Minimum for capital		prompt corrective
	Actual		adequacy purposes		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2003:
Total capital (to risk-weighted assets)	$31,014	13.5%	$18,396	8.0%	$22,995	10.0%
Tier 1 capital (to risk-weighted assets)	27,337	11.9%	9,198	4.0%	13,797	6.0%
Tier 1 capital (to average assets)	27,337	8.7%	12,583	4.0%	15,729	5.0%
Southwest Community Bank
As of December 31, 2003:
Total capital (to risk-weighted assets)	$27,296	12.1%	$18,057	8.0%	$22,571	10.0%
Tier 1 capital (to risk-weighted assets)	24,785	11.0%	9,028	4.0%	13,543	6.0%
Tier 1 capital (to average assets)	24,785	8.0%	12,445	4.0%	15,557	5.0%
As of December 31, 2002:
Total capital (to risk-weighted assets)	$19,205	12.3%	$12,451	8.0%	$15,564	10.0%
Tier 1 capital (to risk-weighted assets)	17,407	11.2%	6,225	4.0%	9,338	6.0%
Tier 1 capital (to average assets)	17,407	7.5%	9,294	4.0%	11,617	5.0%

As disclosed in Note 14 – Junior Subordinated Debt, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital by the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Trust is not consolidated in these financial statements and therefore the proceeds received by the Company from the Trust are reported as junior subordinated debt. The Federal Reserve Board has indicated that it would review the regulatory implications of this change in financial reporting and the continued inclusion of these amounts in regulatory capital. The Federal Reserve Board has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier 1 capital. If none of the proceeds from the trust preferred securities were included in the Company’s regulatory capital, the capital ratios would be: Total capital (to risk-weighted assets) — 10.0%, Tier 1 capital (to risk-weighted assets) — 8.9% and Tier 1 capital (to average assets) — 6.5%. There would not be any affect on the capital ratios of the Bank.

Dividend Restrictions

Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under certain federal laws and regulations governing the banking and financial service business. The ability of the Company to obtain funds for the payment of dividends is dependent upon the subsidiaries earnings and is limited by various state and federal statutes and regulations.

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made by the bank to shareholders during the same period. Based on this limitation, the amount available in the Bank for payment of dividends as of December 31, 2003 was approximately $4,600,000.

FDIC Insurance

The FDIC is a U.S. Government corporation that insures the deposits of Federal Reserve System member banks and non-member banks. The FDIC provides insurance on deposits up to $100,000. In return for this protection, the Bank pays an assessment based on total deposits. The FDIC is responsible for supervision of state chartered, FDIC insured banks that are not members of the Federal Reserve System. The Bank is a state chartered, non-member bank.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 19 — Condensed Financial Information of Parent Company Only

(dollars in thousands)

December 31,
2003

Condensed Balance Sheet
Assets:
Cash	$88
Investment in subsidiaries	26,809
Other assets	319

Total Assets	$27,216

Liabilities:
Accrued interest	$6
Junior subordinated debt	8,248

Total liabilities	8,254
Shareholders’ equity	18,962

Total liabilities and shareholders’ equity	$27,216

Year Ended
December 31,
2003

Condensed Statement of Income
Dividend income from subsidiaries	$300
Other income	3

Total income	303

Interest expense	249
Other expenses	85

Total expense	334

Income before income taxes and equity in undistributed income of subsidiaries	(31)
Income tax benefit	(136)

Income before equity in undistributed income of subsidiaries	105
Equity in undistributed income of subsidiaries	2,830

Net Income	$2,935

Year Ended
December 31,
2003

Condensed Statement of Cash Flows
Net income	$2,935
Change in other assets	(319)
Change in accrued interest payable	6
Undistributed income of subsidiaries	(2,830)

Cash flows used in operating activities	(208)

Investment in subsidiaries	(7,750)
Investment in trust	(248)

Cash flows used in investing activities	(7,998)

Issuance of junior subordinated debt	8,248
Proceeds from exercise of common stock warrants and options	46

Cash flows provided by financing activities	8,294

Net increase in cash and cash equivalents	88
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$88

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 20 — Reportable Business Segments

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company consists of two reportable business segments: banking, which includes the activities of the holding company and the subsidiary bank; and data processing, which includes the activities of FDSI. The holding company is included with the bank because its assets, liabilities and expenses are primarily related to the issuance of the trust preferred securities, the proceeds of which were primarily invested in the bank. The other column primarily consists of the elimination of interest income and interest expense related to inter-company loans and deposits and data processing fees for inter-company services.

		Data
Year Ended December 31, 2003	Banking	Processing	Other	Total

	(dollars in thousands)
Interest Income	$13,286	$5	$(19)	$13,272
Interest Expense	978	36	(19)	995

Net interest income	12,308	(31)	—	12,277
Provision for loan losses	800			800
Noninterest Income	4,551	4,994	(337)	9,208
Noninterest Expense	11,198	4,800	(257)	15,741

Income before income taxes & minority interest	4,861	163	(80)	4,944
Less minority interest		80	(80)	—
Income taxes	2,009			2,009

Net income	$2,852	$83	$—	$2,935

Total Assets	$335,969	$3,379	$(533)	$338,815

		Data
Year Ended December 31, 2002	Banking	Processing	Other	Total

	(dollars in thousands)
Interest Income	$9,154	$3	$(35)	$9,122
Interest Expense	1,011	72	(35)	1,048

Net interest income	8,143	(69)	—	8,074
Provision for loan losses	655			655
Noninterest Income	3,892	4,596	(259)	8,229
Noninterest Expense	8,734	4,036	(18)	12,752

Income before income taxes & minority interest	2,646	491	(241)	2,896
Less minority interest		241	(241)	—
Income taxes	1,078	1		1,079

Net income	$1,568	$249	$—	$1,817

Total Assets	$248,638	$3,967	$(1,707)	$250,898

		Data
Year Ended December 31, 2001	Banking	Processing	Other	Total

	(dollars in thousands)
Interest Income	$7,620	$2	$(45)	$7,577
Interest Expense	1,685	86	(45)	1,726

Net interest income	5,935	(84)	—	5,851
Provision for loan losses	460			460
Noninterest Income	2,460	3,197	(197)	5,460
Noninterest Expense	6,926	3,053	(168)	9,811

Income before income taxes & minority interest	1,009	60	(29)	1,040
Less minority interest		29	(29)	—
Income taxes	146			146

Net income	$863	$31	$—	$894

Total Assets	$121,353	$2,265	$(544)	$123,074

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 21 — Subsequent Event

A Buy-Sell Agreement between FDSI, the Company and the minority shareholder provides that in the event either shareholder wished to sell or transfer ownership of its shares to another company, FDSI or the non-selling shareholder may elect to purchase the shares of the selling shareholder at the current value as determined by an independent appraisal. In January 2004, the minority shareholder was acquired by another financial institution and on February 18, 2004, the Company’s Board of Directors approved the purchase of all of the shares of the minority shareholder for $3,350,000 in cash. The purchase was completed on February 26, 2004. Funding for the purchase by the Company came from a $2,000,000 loan from an unrelated financial institution and a $1,350,000 dividend from the Bank.

