Form 10-Q
period 2004-03-31
SOUTHWEST COMMUNITY BANCORP
filed 2004-05-17
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

COMMISSION FILE No.: 000-50545

SOUTHWEST COMMUNITY BANCORP

Incorporated Under the Laws of the State of California

I.R.S. EMPLOYER IDENTIFICATION NO.: 30-0136231

5810 EL CAMINO REAL
CARLSBAD, CALIFORNIA 92008
TELEPHONE: (760) 918-2616

     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [   ]   No   [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [   ]   No   [X]

     Number of shares of Common Stock outstanding as of April 30, 2004: 1,961,796

PART I — Financial Information

Item 1 — Financial Statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$90,631	$110,372
Federal funds sold	24,160	4,175

Cash and cash equivalents	114,791	114,547
Interest-bearing deposits in financial institutions	167	268
Investment securities available-for-sale	22,043	23,203
Investment securities held-to-maturity	533	649
Loans, net of unearned income	211,642	188,715
Less allowance for loan losses	2,866	2,511

Net loans	208,776	186,204
Premises and equipment	4,359	4,477
Federal Home Loan Bank stock at cost	970	542
Cash surrender value of life insurance	4,173	4,129
Other assets	7,078	4,796

Total Assets	$362,890	$338,815

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$259,954	$236,641
Money market and NOW	51,861	51,954
Savings	6,803	5,899
Time deposits under $100,000	4,558	5,606
Time deposits $100,000 and over	6,957	8,279

Total Deposits	330,133	308,379
Accrued interest and other liabilities	2,034	1,562
Junior subordinated debt	8,248	8,248
Notes payable	2,181	200
Minority interest in subsidiary	—	1,464

Total Liabilities	342,596	319,853

Shareholders’ Equity
Common stock, no par value, 18,750,000 shares authorized, 1,945,371 and 1,934,996 shares issued and outstanding in 2004 and 2003, respectively	14,756	14,676
Retained earnings	5,458	4,362
Accumulated other comprehensive income (loss)	80	(76)

Total Shareholders’ Equity	20,294	18,962

Total Liabilities and Shareholders’ Equity	$362,890	$338,815

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$3,780	$2,640
Investment securities	217	186
Federal funds sold and other	42	72

Total interest income	4,039	2,898

Interest Expense
Deposits	164	170
Borrowings	115	8

Total interest expense	279	178

Net interest income	3,760	2,720
Provision for loan losses	300	190

Net interest income after provision	3,460	2,530

Noninterest Income
Fees and service charges	1,008	744
Data processing income	1,242	1,103
Gain on sale of SBA loans	256	211
Gain on sale of securities	—	74
Other income	124	108

Total noninterest income	2,630	2,240

Noninterest Expense
Salaries and employee benefits	2,390	2,121
Occupancy & Equipment	933	795
Other	943	733

Total noninterest expense	4,266	3,649

Income before income taxes	1,824	1,121
Income taxes	728	452

Net income	$1,096	$669

Basic earnings per common share	$0.56	$0.34

Diluted earnings per common share	$0.47	$0.29

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
					Other
	Common Stock		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income	Total
Balance, December 31, 2002	1,925,996	$14,595		$1,427	$155	$16,177
Options exercised	3,000	29				29
Comprehensive income:
Net income			$669	669		669
Net unrealized loss on securities net of tax benefit of $15			(21)		(21)	(21)
Reclassification adjustment for realized gains, net of tax of $30			(44)		(44)	(44)

Total comprehensive income			$604

Balance, March 31, 2003 (unaudited)	1,928,996	$14,624		$2,096	$90	$16,810

Balance, December 31, 2003	1,934,996	$14,676		$4,362	$(76)	$18,962
Options exercised	10,375	80				80
Comprehensive income:
Net income			$1,096	1,096		1,096
Net unrealized gain on securities net of tax of $109			156		156	156

Total comprehensive income			$1,252

Balance, March 31, 2004 (unaudited)	1,945,371	$14,756		$5,458	$80	$20,294

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Operating Activities
Net Income	$1,096	$669
Depreciation and amortization	398	329
Amortization/accretion of premiums/discounts on investment securities, net	64	18
Provision for loan losses	300	190
Gain on sale of investment securities	—	(74)
Deferred income tax benefit	(213)	(96)
Increase in cash value of life insurance	(44)	(47)
Net change in other assets and liabilities	146	552

Net Cash Provided by Operating Activities	1,747	1,541

Investing Activities
Change in deposits in other financial institutions, net	101	(200)
Purchase/redemption of FHLB stock, net	(428)	(1)
Purchase of investment securities available-for-sale	—	(9,845)
Proceeds from sales and maturities of investment securities available-for-sale	1,366	8,083
Proceeds from maturities of investment securities held-to-maturity	111	280
Purchases of premises and equipment	(280)	(976)
Net increase in loans	(22,872)	(14,894)
Investment in trust	—	(248)
Purchase of minority interest in FDSI	(3,350)	—
Change in minority investment in subsidiary	15	16

Net Cash Used in Investing Activities	(25,337)	(17,785)
Financing Activities
Net increase in deposits	21,754	8,396
Proceeds from borrowing	2,000	—
Proceeds from exercise of stock options	80	29

Net Cash Provided by Financing Activities	23,834	8,425

Net Increase in Cash and Cash Equivalents	244	(7,819)
Cash and Cash Equivalents at Beginning of Period	114,547	99,032

Cash and Cash Equivalents at End of Period	$114,791	$91,213

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$271	$183

Cash Paid for Taxes	$350	$—

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(231)	$24

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and results of operations and changes in cash flows for the three month periods ended March 31, 2004 and 2003.

     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

Nature of Operations

     Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent — only basis and the “Company” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and the Bank’s majority-owned subsidiary, Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003.

     The Bank began operations on December 1, 1997, as a state-chartered bank and currently operates eight branch offices within San Diego, Orange, Riverside and San Bernardino Counties and a loan production office in Los Angeles County. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provides a variety of data processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, the Bank and FDSI. All material intercompany balances and transactions have been eliminated in consolidation. Minority interest in prior periods represented a minority shareholder’s 49% share of the equity of FDSI. On February 26, 2004, the Company purchased the minority interest for $3,350,000 in cash. The consolidated financial statements do not include the accounts of Southwest Community Statutory Trust I (the “Trust”), a business trust formed to issue trust preferred securities. The Company’s investment in the Trust is carried as an investment in other assets and the funds borrowed from the Trust are presented as junior subordinated debt. For regulatory purposes the proceeds from issuance of the junior subordinated debt, subject to percentage limitations, are considered Tier 1 capital.

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

     Material estimates that are subject to change include the carrying value of financial instruments such as investment securities, loans, deposits, borrowings and commitments to extend credit. Material estimates that are subject to change also include the allowance for loan losses and the valuation of loan collateral and any foreclosed assets.

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

Note 2 — Earnings Per Share

     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	March 31, 2004		March 31, 2003
	Income	Shares	Income	Shares
Net income as reported	$1,096	—	$669	—
Shares outstanding at period end	—	1,945,371	—	1,928,996
Impact of weighting shares issued during the period	—	(2,214)	—	(1,967)

Used in basic earnings per share	1,096	1,943,157	669	1,927,029
Dilutive Effect of Outstanding Stock Options	—	413,723	—	342,231

Used in diluted earnings per share	$1,096	2,356,880	$669	2,269,260

Basic net income per share	$0.56		$0.34

Diluted net income per share	$0.47		$0.29

Note 3 — Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$1,096	$669
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(65)	(35)

Pro forma net income	$1,031	$634

Basic earnings per share:
As reported	$0.56	$0.34
Pro forma	0.53	0.33
Diluted earnings per share:
As reported	$0.47	$0.29
Pro forma	0.44	0.28

Note 4 — Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Company on January 1, 2005. The proposal is controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed in the exposure draft.

Note 5 — Subsequent Event

     On April 21, 2004, the Board of Directors declared a three-for-two split of the Company’s common shares to shareholders of record as of May 20, 2004 and payable on or about June 4, 2004. The pending distribution is subject to regulatory approval; therefore the outstanding shares, stock options and related per share earnings calculations in this report have not been retroactively adjusted.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere herein, and our Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements,” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, throughout this Quarterly Report the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us, Southwest Community Bancorp, Southwest Community Bank, Financial Data Solutions, Inc., or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs as well as the assumptions we have made, those expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, failure of a significant number of borrowers to repay their loans, failure of our community banking strategy, changes in general economic conditions or the economic conditions in Southern California, the monetary policies of the Federal Reserve, changes in interest rates, and restrictions imposed on us by regulations or the banking industry regulators.

     For information about factors that could cause our actual results to differ from our expectations, you should carefully read “ITEM 1 — DESCRIPTION OF BUSINESS — Material Risks Affecting the Company and our Common Stock” included in our Annual Report on Form 10-K. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We have no intention, and do not assume any obligation, to update these forward-looking statements.

FINANCIAL SUMMARY

     The primary source of the Company’s earnings comes from banking services provided by SWCB and to a lesser extent from data processing services provided by FDSI.

     Since the opening of SWCB in 1997, we have experienced continued growth in assets and earnings. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We have also pursued growth through new branches and by expanding real estate and small business lending. We believe that our continued growth results from the level of services we provide, as well as favorable pricing for our banking products and services and the overall growth in the local economy in which we operate. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

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

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the three months ended March 31, 2004 and 2003 is summarized below and discussed in more detail in the following sections:

	Three Months Ended March 31,
	2004	2003
	dollars in thousands
Business Segment
Banking:
Southwest Community Bank	$1,169	$652
Southwest Community Bancorp	(105)	—

Total Banking	1,064	652
Data Processing:
Financial Data Solutions, Inc.	32	17

Total Company	$1,096	$669

Diluted earnings per share	$0.47	$0.29
Consolidated assets	$362,890	$260,211
Average earning assets	$241,360	$173,572
Return on average equity	16.2%	16.2%
Return on average assets	1.4%	1.1%
Net interest margin	6.23%	6.27%
Efficiency ratio	66.8%	73.6%

Results of Operations for the Three Months Ended March 31, 2004 Compared to 2003

     The 64% increase in net income for the three months ended March 31, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $1,040,000, or 38%, due primarily to a 39% increase in average interest-earning assets; and noninterest income increased by $390,000, or 17%, due to increases in fees and service charges due to our overall growth at SWCB and data processing fees at FDSI. Partially offsetting the increases in revenues, noninterest expense increased by $617,000, or 17%, and the provision for loan losses increased $110,000, or 58%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

Balance Sheet as of March 31, 2004 compared to December 31, 2003

     As of March 31, 2004 consolidated total assets increased $24,075,000, or 7%, to $362,890,000 as compared to $338,815,000 at December 31, 2003. The increase in assets was primarily due to the increase in total loans, which increased $22,927,000, or 12%, to $211,642,000. The increase in assets was funded primarily by the $21,754,000, or 7%, increase in total deposits to $330,133,000 as of March 31, 2004 as compared to $308,379,000 at December 31, 2003. Shareholders’ equity increased, primarily due to net income for the period, to $20,294,000 at March 31, 2004 from $18,962,000 as of December 31, 2003.

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

     Our significant accounting policies and practices are described in Note 1 to our Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation that are included our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses and fair value of financial instruments as critical accounting policies.

FINANCIAL POSITION

     Our total assets increased $24 million, or 7.1%, to $363 million at March 31, 2004 from $339 million at December 31, 2003. The increase in assets is primarily due to a $23 million increase in net loans. The decrease in cash and due from banks and similar increase in Federal funds sold at March 31, 2004, as compared to December 31, 2003, is primarily due to timing in the collection process of checks deposited by our customers. The increase in assets was funded primarily by a $23 million increase in noninterest-bearing demand deposits. We emphasize seeking demand deposits from business customers in our market area. The $1.3 million increase in shareholders’ equity was primarily from our earnings for the first quarter of 2004.

Loans

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	March 31, 2004		December 31, 2003
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$78,228	37%	$69,087	36%
Residential	8,475	4%	8,499	5%
Commercial	64,832	30%	51,495	27%

Total real estate	151,535	71%	129,081	68%
Commercial	60,510	28%	59,669	31%
Consumer & Other	1,493	1%	1,890	1%

Total Loans	213,538	100%	190,640	100%

Less deferred loan income	(1,896)		(1,925)

Net Loans	$211,642		$188,715

     Consistent with the prior year, the growth in loans was primarily in construction and commercial real estate loans. Construction activity and real estate investment have remained strong in our market area due to continued economic growth and continuing low interest rates.

RESULTS OF OPERATIONS

     Our earnings depend largely upon the difference between the income we receive from interest-earning assets and the interest paid on our interest-bearing liabilities. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest earning assets and the rate paid on interest-bearing liabilities.

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

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized yields and rates on major categories and the changes in interest income and expense attributable to changes in volume and changes in interest rates:

Analysis of Average Rates and Balances and Changes in Net Interest Income

	Three Months Ended March 31,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Investment securities	$24,048	$225	3.74%	$15,174	$186	4.90%
Interest-bearing deposits	252	1	1.59%	173	1	2.31%
Federal funds sold	13,842	33	0.95%	23,963	71	1.19%
Loans	203,218	3,780	7.44%	134,262	2,640	7.87%

Total Interest-Earning Assets	241,360	4,039	6.69%	173,572	2,898	6.68%

Noninterest-earning assets	79,191			72,568

Total Assets	$320,551			$246,140

Liabilities
Interest-bearing demand	$5,464	4	0.29%	$4,788	2	0.17%
Savings & money market	51,856	125	0.96%	32,985	78	0.95%
Time deposits	12,216	35	1.15%	15,140	90	2.38%
Borrowings	12,819	115	3.59%	367	8	8.72%

Total Interest-Bearing Liabilities	82,355	279	1.36%	53,280	178	1.34%

Demand deposits	216,898			175,924
Other liabilities	1,660			392

Total Liabilities	300,913			229,596
Shareholders’ Equity	19,643			16,544

Total Liabilities and Equity	$320,556			$246,140

Net interest income/margin		$3,760	6.23%		$2,720	6.27%

Net interest spread			5.33%			5.34%

Analysis of Volume and Interest Rates

	2004 from 2003
	Change due to		Total
	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$91	$(52)	$39
Interest-bearing deposits	1	(1)	—
Federal funds sold	(26)	(12)	(38)
Loans	1,290	(150)	1,140

Total interest income	1,356	(215)	1,141

Interest-bearing demand	—	2	2
Savings & Money Market	45	2	47
Time deposits	(15)	(40)	(55)
Borrowings	114	(7)	107

Total interest expense	144	(43)	101

Net Interest Income	$1,212	$(172)	$1,040

     For the three months ended March 31, 2004, net interest income was $3,760,000, an increase of $1,040,000, or 38%, as compared to $2,720,000 for the three months ended March 31, 2003. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $67,788,000, versus an increase in average interest-bearing liabilities of $29,075,000. Most of the earning asset growth was supported by the $40,974,000, or 23%, growth in average noninterest-bearing demand deposits. The increase in the borrowing component of interest-bearing liabilities included $8,248,000 in borrowings related to the issuance of trust preferred securities in the second quarter of 2003. The increased volume of our interest-earning assets contributed $1,356,000 towards the increase in net interest income. The $68,956,000, or 51%, increase in average loans contributed $1,290,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $144,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Declining interest rates had an overall negative impact of $172,000 on net interest income. The average prime rate during the first quarter of 2004 was 4.00% as compared to 4.25% during the first quarter of 2003. A decrease of $215,000 from declining yields on interest-earning assets was partially offset by a $43,000 decrease in interest expense due to lower rates on interest-bearing liabilities. Decreased loan yields accounted for $150,000 of the overall decrease.

     The net interest margin for the three months ended March 31, 2004 was 6.23%, a decrease of 4 basis points from 6.27% for the same period in 2003. The small decrease in net interest margin was due to a smaller increase in the yield on interest-earning assets than the increase in the cost of interest-bearing liabilities and an increase in the percentage of interest-bearing liabilities to interest-earning assets. The percentage of average interest-bearing liabilities to average interest-earning assets increased from 31% for the first quarter of 2003 to 34% for the first quarter of 2004.

     The yield on total interest-earning assets was 6.69% for the first quarter of 2004, an increase of 1 basis point as compared to 6.68% for the first quarter of 2003. The small increase in the yield on earning assets, despite decreases in the yields in each of the individual asset categories, was due to the change in asset mix. The average balances of the higher yielding loans increased and became a higher proportion of total interest-earning assets.

     The average cost of total interest-bearing liabilities was 1.36% in the first quarter of 2004, an increase of 2 basis points from 1.34% for the same period in 2003. The overall increase in the average cost was due to the increased cost of borrowings offsetting the benefit from the decrease in the cost of time deposits.

Noninterest Income

     For the three months ended March 31, 2004, noninterest income was $2,630,000, an increase of $390,000, or 17%, from $2,240,000 for the three months ended March 31, 2003. The major items contributing to the increase were fees and service charges and data processing income. Fees and service charges increased $264,000, or 36%, as a result of the growth in deposits. Data processing income from FDSI, our data processing subsidiary, increased $139,000, or 13% to $1,242,000 for the three months ended March 31, 2004 due to increased processing volumes. Gains on sales of securities totaled $74,000 during the first quarter of 2003. There were no sales of securities during the first quarter of 2004.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.

     Noninterest expense for the three months ended March 31, 2004, was $4,266,000, an increase of $617,000, or 17%, from $3,649,000 for the first quarter of 2003. The major items contributing to the increase were salaries and benefits increasing $269,000, or 13%, and occupancy expense and equipment expense increasing $138,000, or 17%. The increases in all expense classifications are attributable to growth of SWCB as well as the growth of FDSI, including increases in the number of employees and in the number of offices. During the first quarter of 2003, SWCB opened a branch office and FDSI added an additional processing office and therefore the first quarter of 2003 did not have the full impact of the expenses of these facilities or the related staffing costs.

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

     At March 31, 2004, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	"Well	Southwest	Southwest
	Capitalized"	Community	Community
	Requirement	Bancorp	Bank
As of March 31, 2004:
Tire 1 leverage capital ratio	5.0%	7.7%	7.8%
Tier 1 risk-based capital ratio	6.0%	9.4%	9.7%
Total risk-based capital ratio	10.0%	11.3%	10.9%
As of December 31, 2003:
Tire 1 leverage capital ratio	5.0%	8.7%	8.0%
Tier 1 risk-based capital ratio	6.0%	11.9%	11.0%
Total risk-based capital ratio	10.0%	13.5%	12.1%

     During the three months ended March 31, 2004 shareholders’ equity increased $1,332,000 to $20,294,000. The increase included net income of $1,096,000, $80,000 from the exercise of stock options and a $156,000 increase in the unrealized gain on available-for-sale securities.

     We recently announced plans to file with Securities and Exchange Commission to raise up to $10,000,000 in equity through the sale of additional common shares of the Company to fund the continuing expansion of our subsidiaries.

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

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of March 31, 2004, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 42% as compared to 45% at December 31, 2003. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.

     SWCB maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. SWCB also has a credit line with the Federal Home Loan Bank of San Francisco which would allow SWCB to borrow up to 20% of its assets ($67,000,000 as of March 31, 2004) on a collateralized basis. As of March 31, 2004, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $30,000,000. These facilities have been used infrequently.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

     Changes in interest rates may also affect customer behavior, such as by increasing or decreasing loan prepayments, which can affect the economic value of a loan or investment security. Because our earning assets have relatively short repricing terms and most of our liabilities are non rate sensitive or have very short repricing terms, we do not expect significant changes in the economic value of our assets, liabilities or net equity from changing interest rates.

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments. The following table summarizes the sensitivity of net interest income to change over a one year period under alternative scenarios. Our policy is to manage the interest rate risk exposure to less than a 15% decline in net interest income assuming a 200 basis point change in rates over a one year time period. At current interest rate levels, we do not believe the down 200 and 300 basis point simulations to be realistic scenarios.

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$16,350	4.14%
Up 200 basis points	16,300	3.82%
Up 100 basis points	16,000	1.91%
Base	15,700	0.00%
Down 100 basis points	15,400	(1.91%)
Down 200 basis points	15,100	(3.82%)
Down 300 basis points	14,700	(6.37%)

Item 4 — Controls and Procedures

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

     As of the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2004, these disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending March 31, 2004 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1 — Legal Proceedings

     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, SWCB or FDSI are a party and which may have a materially adverse effect upon Southwest Community, SWCB or FDSI’s property, business or results of operations.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

a)	Exhibits

Reg. S-K
Item 601
Exhibit No.	Description
31.1	Certification Pursuant to Section 302 by Chief Executive Officer

31.2	Certification Pursuant to Section 302 by Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Date: May 13, 2004	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
President & Chief Executive Officer

Date: May 13, 2004	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President &
Chief Financial Officer