Form 10-Q
period 2004-06-30
SOUTHWEST COMMUNITY BANCORP
filed 2004-08-13
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[  ]       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                        to

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

Yes [X] No [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

     Number of shares of Common Stock outstanding as of July 31, 2004: 2,996,762

PART I – Financial Information

Item 1 – Financial Statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	Unaudited
Assets
Cash and due from banks	$63,598	$110,372
Federal funds sold	82,575	4,175

Cash and cash equivalents	146,173	114,547
Interest-bearing deposits in financial institutions	367	268
Investment securities available-for-sale	44,537	23,203
Investment securities held-to-maturity	436	649
Loans, net of unearned income	211,458	188,715
Less allowance for loan losses	3,093	2,511

Net loans	208,365	186,204
Premises and equipment	4,143	4,477
Federal Home Loan Bank stock at cost	864	542
Cash surrender value of life insurance	4,215	4,129
Other assets	8,053	4,796

Total Assets	$417,153	$338,815

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$276,561	$236,641
Money market and NOW	87,749	51,954
Savings	7,001	5,899
Time deposits under $100,000	4,187	5,606
Time deposits $100,000 and over	7,978	8,279

Total Deposits	383,476	308,379
Accrued interest and other liabilities	1,952	1,562
Junior subordinated debt	8,248	8,248
Notes payable	2,138	200
Minority interest in subsidiary		1,464

Total Liabilities	395,814	319,853

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 2,948,887 and 2,902,462 shares issued and outstanding in 2004 and 2003, respectively	14,885	14,676
Retained earnings	6,744	4,362
Accumulated other comprehensive income (loss)	(290)	(76)

Total Shareholders’ Equity	21,339	18,962

Total Liabilities and Shareholders’ Equity	$417,153	$338,815

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
Interest Income
Interest and fees on loans	$3,982	$2,967	$7,762	$5,607
Investment securities	270	192	487	378
Federal funds sold and other	175	67	217	139

Total interest income	4,427	3,226	8,466	6,124

Interest Expense
Deposits	225	164	389	334
Borrowings	122	94	237	102

Total interest expense	347	258	626	436

Net interest income	4,080	2,968	7,840	5,688
Provision for loan losses	225	210	525	400

Net interest income after provision	3,855	2,758	7,315	5,288

Noninterest Income
Fees and service charges	1,010	630	2,018	1,374
Data processing income	1,524	1,171	2,766	2,274
Gain on sale of SBA loans	429	309	685	520
Gain on sale of securities	—	154	—	228
Other income	88	70	212	178

Total noninterest income	3,051	2,334	5,681	4,574

Noninterest Expense
Salaries and employee benefits	2,611	2,283	5,001	4,404
Occupancy & Equipment	992	872	1,925	1,667
Other	1,135	808	2,078	1,541

Total noninterest expense	4,738	3,963	9,004	7,612

Income before income taxes	2,168	1,129	3,992	2,250
Income taxes	882	460	1,610	912

Net income	$1,286	$669	$2,382	$1,338

Basic earnings per common share	$0.43	$0.23	$0.81	$0.46

Diluted earnings per common share	$0.35	$0.19	$0.66	$0.39

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
	Common Stock				Other
			Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income (Loss)	Total
Balance, December 31, 2002	2,888,994	$14,595		$1,427	$155	$16,177
Options exercised	11,400	61				61
Warrants exercised	1,500	14				14
Comprehensive income:
Net income			$1,338	1,338		1,338
Net unrealized loss on securities net of tax benefit of $5			(7)		(7)	(7)
Reclassification adjustment for realized gains, net of tax of $94			(134)		(134)	(134)

Total comprehensive income			$1,197

Balance, June 30, 2003 (Unaudited)	2,901,894	$14,670		$2,765	$14	$17,449

Balance, December 31, 2003	2,902,462	$14,676		$4,362	$(76)	$18,962
Options exercised	44,625	192				192
Warrants exercised	1,800	17				17
Comprehensive income:
Net income			$2,382	2,382		2,382
Net unrealized gain on securities net of tax benefit of $150			(214)		(214)	(214)

Total comprehensive income			$2,168

Balance, June 30, 2004 (Unaudited)	2,948,887	$14,885		$6,744	$(290)	$21,339

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Operating Activities
Net Income	$2,382	$1,338
Depreciation and amortization	802	699
Amortization/accretion of premiums/discounts on investment securities, net	146	98
Provision for loan losses	525	400
Gain on sale of investment securities	—	(228)
Deferred income tax benefit	(381)	(239)
Increase in cash value of life insurance	(86)	(92)
Net change in other assets and liabilities	(528)	(81)

Net Cash Provided by Operating Activities	2,860	1,895

Investing Activities
Change in deposits in other financial institutions, net	(99)	(300)
Purchase/redemption of FHLB stock, net	(322)	(424)
Purchase of investment securities available-for-sale	(24,922)	(29,268)
Proceeds from sales and maturities of investment securities available-for-sale	3,087	14,588
Proceeds from maturities of investment securities held-to-maturity	205	539
Purchases of premises and equipment	(468)	(1,869)
Net increase in loans	(22,686)	(23,802)
Investment in trust		(248)
Purchase of minority interest in	(3,350)	—
Change in minority investment in subsidiary	15	31

Net Cash Used in Investing Activities	(48,540)	(40,753)
Financing Activities
Net increase in deposits	75,097	14,923
Proceeds from issuance of junior subordinated debt	—	8,248
Net proceeds from borrowing	2,000	9,919
Proceeds from exercise of stock options	192	61
Proceeds from exercise of stock warrants	17	14

Net Cash Provided by Financing Activities	77,306	33,165

Net Increase in Cash and Cash Equivalents	31,626	(5,693)
Cash and Cash Equivalents at Beginning of Period	114,547	99,032

Cash and Cash Equivalents at End of Period	$146,173	$93,339

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$622	$431

Cash Paid for Taxes	$1,930	$991

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(290)	$14

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2004 and results of operations for the three and six month periods ended June 30, 2004 and 2003 and changes in cash flows for the six month periods ended June 30, 2004 and 2003.

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

Note 2 – Earnings Per Share

     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars in thousands, except per share data)
Net income as reported	$1,286	—		$669	—
Shares outstanding at period end		2,948,887			2,901,894
Impact of weighting shares issued during the period		(8,126)			(3,765)

Basic net income per share	1,286	2,940,761	$0.43	669	2,898,129	$0.23
Dilutive Effect of Outstanding:
Stock Options		624,824			524,918
Warrants		78,264			60,093

Diluted net income per share	$1,286	3,643,849	$0.35	$669	3,483,140	$0.19

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
		(dollars in thousands, except per share data)
Net income as reported	$2,382	—		$1,338	—
Shares outstanding at period end		2,948,887		—	2,901,894
Impact of weighting shares issued during the period		(21,139)		—	(7,537)

Basic net income per share	2,382	2,927,748	$0.81	1,338	2,894,357	$0.46
Dilutive Effect of Outstanding:
Stock Options		586,355			500,375
Warrants		73,630			53,054

Diluted net income per share	$2,382	3,587,733	$0.66	$1,338	3,447,786	$0.39

Note 3 – Stock-Based Compensation

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

     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income as reported	$1,286	$669	$2,382	$1,338
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(104)	(35)	(169)	(69)

Pro forma net income	$1,182	$634	$2,213	$1,269

Basic earnings per share:
As reported	$0.43	$0.23	$0.81	$0.46
Pro forma	0.40	0.22	0.76	0.44
Diluted earnings per share:
As reported	$0.35	$0.19	$0.66	$0.39
Pro forma	0.32	0.18	0.62	0.37

Note 4 – Recent Accounting Pronouncements

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

Note 5 – Stock Split

     On April 21, 2004, the Board of Directors declared a three-for-two split of the Company’s common shares to shareholders of record as of May 20, 2004 and paid on June 4, 2004. All outstanding shares, stock options and related per share earnings calculations in this report have been retroactively adjusted for this stock split.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     For information about factors that could cause our actual results to differ from our expectations, you should carefully read “ITEM 1 – DESCRIPTION OF BUSINESS – Material Risks Affecting the Company and our Common Stock” included in our Annual Report on Form 10-K. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We have no intention, and do not assume any obligation, to update these forward-looking statements.

FINANCIAL SUMMARY

     On July 8, 2004, we commenced a “best-efforts” offering of our common stock to raise an aggregate of $15,000,000 to fund our continued growth.

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

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the three and six month periods ended June 30, 2004 and 2003 is summarized below and discussed in more detail in the following sections:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Business Segment Banking:
Southwest Community Bank	$1,239	$729	$2,408	$1,381
Southwest Community Bancorp	(189)	(52)	(294)	(52)

Total Banking	1,050	677	2,114	1,329
Data Processing:
Financial Data Solutions, Inc.	236	(8)	268	9

Total Company	$1,286	$669	$2,382	$1,338

Diluted earnings per share	$0.35	$0.19	$0.66	$0.39
Consolidated assets	$417,153	$285,574	$417,153	$285,574
Average earning assets	$307,764	$193,573	$276,531	$183,631
Return on average equity	24.7%	15.4%	23.6%	15.7%
Return on average assets	1.3%	1.0%	1.4%	1.0%
Net interest margin	5.30%	6.13%	5.67%	6.20%
Efficiency ratio	66.4%	74.7%	66.6%	74.2%

Results of Operations for the Three Months Ended June 30, 2004 Compared to 2003

     The 92% increase in net income for the three months ended June 30, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $1,112,000, or 38%, due primarily to a 59% increase in average interest-earning assets; and noninterest income increased by $717,000, or 31%, due to increases in fees and service charges related to the overall growth at SWCB and data processing fees at FDSI. Partially offsetting the increases in revenues, noninterest expense increased by $775,000, or 20%, and the provision for loan losses increased $15,000, or 7%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

Results of Operations for the Six Months Ended June 30, 2004 Compared to 2003

     The 78% increase in net income for the six months ended June 30, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $2,152,000, or 38%, due primarily to a 51% increase in average interest-earning assets; and noninterest income increased by $1,107,000, or 24%, due to increases in fees and service charges related to the overall growth at SWCB and data processing fees at FDSI. Partially offsetting the increases in revenues, noninterest expense increased by $1,392,000, or 18%, and the provision for loan losses increased $125,000, or 31%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

Balance Sheet as of June 30, 2004 compared to December 31, 2003

     As of June 30, 2004 consolidated total assets increased $78,338,000, or 23%, to $417,153,000 as compared to $338,815,000 at December 31, 2003. The increase in assets included a $31,726,000, or 28%, increase in cash and cash equivalents, a $21,334,000, or 92%, increase in investment securities available-for-sale and a $22,743,000, or 12%, increase in total loans to $211,458,000. The increase in assets was funded primarily by the $75,097,000, or 24%, increase in total deposits to $383,476,000 as of June 30, 2004 as compared to $308,379,000 at December 31, 2003. Shareholders’ equity increased, primarily due to net income for the period, to $21,339,000 at June 30, 2004 from $18,962,000 as of December 31, 2003.

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

RESULTS OF OPERATIONS

Net Interest Income

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

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized yields and rates, net interest income, net interest margin and net interest spread:

	Three Months Ended June 30,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
	(dollars in thousands)
Assets
Investment Securities (1)	$30,313	$270	3.56%	$21,805	$192	3.52%
Federal funds sold and other	67,078	175	1.04%	20,457	67	1.31%
Loans (2)	210,373	3,982	7.57%	151,311	2,967	7.84%

Total Interest-Earning Assets	307,764	4,427	5.75%	193,573	3,226	6.67%

Noninterest-earning assets	75,215			85,716

Total Assets	$382,979			$279,289

Liabilities
Interest-bearing demand	$4,447	3	0.27%	$5,085	2	0.16%
Savings & Money Market	74,312	189	1.02%	36,347	84	0.92%
Time deposits	11,696	33	1.13%	15,267	78	2.04%
Borrowings	10,394	122	4.70%	11,323	94	3.32%

Total Interest-Bearing Liabilities	100,849	347	1.38%	68,022	258	1.52%

Demand deposits	259,334			189,769
Other liabilities	1,982			4,633

Total Liabilities	362,165			262,424
Shareholders’ Equity	20,814			16,865

Total Liabilities and Shareholders’ Equity	$382,979			$279,289

Net interest income/margin		$4,080	5.30%		$2,968	6.13%

Net interest spread			4.37%			5.15%

(1)	The yield for investment securities reflects that securities totaling $29,832,000 in 2004 and 20,635,000 in 2003 were classified as available-for-sale and carried at market value while $481,000 in 2004 and $1,170,000 in 2003 were classified as held-to-maturity and carried at cost.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $513,000 in 2004 and $326,000 in 2003.

(3)	The ratios have been annualized.

	Six Months Ended June 30,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
	(dollars in thousands)
Assets
Investment securities (1)	$26,750	$487	3.64%	$18,470	$378	4.09%
Federal funds sold & other	41,464	217	1.05%	22,480	139	1.24%
Loans (2)	208,317	7,762	7.45%	142,681	5,607	7.86%

Total Interest-Earning Assets	276,531	8,466	6.12%	183,631	6,124	6.67%

Noninterest-earning assets	75,041			79,845

Total Assets	$351,572			$263,476

Liabilities
Interest-bearing demand	$5,285	7	0.26%	$4,937	4	0.16%
Savings & Money Market	63,083	314	1.00%	35,067	162	0.92%
Time deposits	12,006	68	1.13%	15,204	168	2.21%
Borrowings	11,093	237	4.27%	5,898	102	3.46%

Total Interest-Bearing Liabilities	91,467	626	1.37%	61,106	436	1.43%

Demand deposits	238,116			182,062
Other liabilities	1,770			3,450

Total Liabilities	331,353			246,618
Shareholders’ Equity	20,219			16,858

Total Liabilities and Shareholders’ Equity	$351,572			$263,476

Net interest income/margin		$7,840	5.67%		$5,688	6.20%

Net interest spread			4.75%			5.24%

(1)	The yield for investment securities reflects that securities totaling $26,215,000 in 2004 and $17,168,000 in 2003 were classified as available-for-sale and carried at market value while $535,000 in 2004 and $1,302,000 in 2003 were classified as held-to-maturity and carried at cost.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $944,000 in 2004 and $616,000 in 2003.

(3)	The ratios have been annualized.

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

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income of these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes in the table that follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 from 2003			2004 from 2003
	Change due to			Change due to
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$76	$2	$78	$154	$(45)	$109
Federal funds sold and other	182	(74)	108	103	(25)	78
Loans	1,120	(105)	1,015	2,458	(303)	2,155

Total interest income	1,378	(177)	1,201	2,715	(373)	2,342

Interest-bearing demand	—	1	1	—	3	3
Savings & Money Market	98	7	105	139	13	152
Time deposits	(15)	(30)	(45)	(30)	(70)	(100)
Borrowings	(9)	37	28	107	28	135

Total interest expense	74	15	89	216	(26)	190

Net Interest Income	$1,304	$(192)	$1,112	$2,499	$(347)	$2,152

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     For the three months ended June 30, 2004, net interest income was $4,080,000, an increase of $1,112,000, or 38%, as compared to $2,968,000 for the three months ended June 30, 2003. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $114,191,000, versus an increase in average interest-bearing liabilities of $32,827,000. Most of the earning asset growth was supported by the $69,565,000, or 37%, growth in average noninterest-bearing demand deposits. The increased volume of our interest-earning assets contributed $1,378,000 towards the increase in net interest income. The $59,062,000, or 39%, increase in average loans contributed $1,120,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $74,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Lower interest rates had an overall negative impact of $192,000 on net interest income. The average prime rate during the second quarter of 2004 was 4.00% as compared to 4.23% during the second quarter of 2003. The decrease was primarily due to $177,000 from lower yields on interest-earning assets. In addition, interest expense increased $15,000 as lower rates on time deposits were offset by higher rates on borrowings. The overall decrease included $105,000 due to lower loan yields and $74,000 due to lower yields on Federal funds sold and other.

     The net interest margin for the three months ended June 30, 2004 was 5.30%, a decrease of 83 basis points from 6.13% for the same period in 2003. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than the decrease in the cost of interest-bearing liabilities. .

     The yield on interest-earning assets was 5.75% for the second quarter of 2004, a decrease of 92 basis points as compared to 6.67% for the second quarter of 2003. The decrease in the yield on interest-earning assets was due to lower yields on earnings assets and a change in the mix of earnings assets. Despite the 39% increase in average loans, the percentage of loans to average interest-earning assets decreased from 78% for the second quarter of 2003 to 68% for the second quarter of 2004.

     The average cost of total interest-bearing liabilities was 1.38% in the second quarter of 2004, a decrease of 14 basis points from 1.52% for the same period in 2003. The overall decrease in the average cost was primarily due to a change in mix. The net increase in average interest-bearing liabilities was primarily due to the increase in the lower cost savings & money market deposits while the average balances of the higher cost time deposits and borrowings decreased.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, net interest income was $7,840,000, an increase of $2,152,000, or 38%, as compared to $5,688,000 for the six months ended June 30, 2003. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $92,900,000, versus an increase in average interest-bearing liabilities of $30,361,000. Most of the earning asset growth was supported by the $56,054,000, or 31%, growth in average noninterest-bearing demand deposits. The increased volume of our interest-earning assets contributed $2,715,000 towards the increase in net interest income. The $65,636,000, or 46%, increase in average loans contributed $2,458,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $216,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Lower interest rates had an overall negative impact of $347,000 on net interest income. The average prime rate during the first six months of 2004 was 4.00% as compared to 4.25% during the same period in 2003. A decrease of $373,000 from lower yields on interest-earning assets was partially offset by a $26,000 decrease in interest expense due to lower rates on interest-bearing liabilities. Decreased loan yields account for $303,000 of the overall decrease.

     The net interest margin for the six months ended June 30, 2004 was 5.67%, a decrease of 53 basis points from 6.20% for the same period in 2003. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than the decrease in the cost of interest-bearing liabilities.

     The yield on interest-earning assets was 6.12% for the first six months of 2004, a decrease of 55 basis points as compared to 6.67% for the same period in 2003. The decrease in the yield on interest-earning assets was due to lower yields on earnings assets and a change in the mix of earnings assets. Despite the 46% increase in average loans, the percentage of loans to average interest-earning assets decreased from 78% in 2003 to 75% in 2004.

     The average cost of total interest-bearing liabilities was 1.37% for the six months ended June 30, 2004, a decrease of 6 basis points from 1.43% for the same period in 2003. The overall decrease in the average cost was primarily due to a change in mix. The net increase in average interest-bearing liabilities was primarily due to the increase in the lower cost savings & money market deposits.

Noninterest Income

     For the three months ended June 30, 2004, noninterest income was $3,051,000, an increase of $717,000, or 31%, from $2,334,000 for the three months ended June 30, 2003. The major items contributing to the increase were fees and service charges and data processing income. Fees and service charges increased $380,000, or 60%, as a result of the growth in deposits. Data processing income from FDSI, our data processing subsidiary, increased $353,000, or 30% to $1,524,000 for the three months ended June 30, 2004 due to increased processing volumes. Gains on sales of securities totaled $154,000 during the second quarter of 2003. There were no sales of securities during the second quarter of 2004.

     For the six months ended June 30, 2004, noninterest income was $5,681,000, an increase of $1,107,000, or 24%, from $4,574,000 for the six months ended June 30, 2003. The major items contributing to the increase were fees and service charges and data processing income. Fees and service charges increased $644,000, or 47%, as a result of the growth in deposits. Data processing income from FDSI, our data processing subsidiary, increased $492,000, or 22% to $2,766,000 for the six months ended June 30, 2004 due to increased processing volumes. Gains on sales of securities totaled $228,000 during the first six months of 2003. There were no sales of securities during the same period of 2004.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.

     Noninterest expense for the three months ended June 30, 2004, was $4,738,000, an increase of $775,000, or 20%, from $3,963,000 for the second quarter of 2003. The major items contributing to the increase were salaries and benefits increasing $328,000, or 14%, and occupancy expense and equipment expense increasing $120,000, or 14%. The increases in all expense classifications are attributable to growth of SWCB as well as the growth of FDSI, including increases in the number of employees and in the number of offices. During the second quarter of 2004, SWCB opened a branch office in San Bernardino.

     Noninterest expense for the six months ended June 30, 2004, was $9,004,000, an increase of $1,392,000, or 18%, from $7,612,000 for the first six months of 2003. The major items contributing to the increase were salaries and benefits increasing $597,000, or 14%, and occupancy expense and equipment expense increasing $258,000, or 16%. The increases in all expense classifications are attributable to growth of SWCB as well as the growth of FDSI, including increases in the number of employees and in the number of offices.

FINANCIAL POSITION

     Our total assets increased $78,338,000, or 23%, to $417,153,000 at June 30, 2004 from $338,815,000 at December 31, 2003. The increase in assets is primarily due to a $22,161,000 increase in net loans. The decrease in cash and due from banks and increase in Federal funds sold at June 30, 2004, as compared to December 31, 2003, is due to the increase in deposits and the timing in the collection process of checks deposited by our customers. The increase in assets was funded primarily by a $75,097,000 increase in deposits, which included a $39,920,000 increase in noninterest-bearing demand deposits and a $35,795,000 increase in money market and NOW account deposits. We emphasize seeking demand deposits from business customers in our market area. In addition, we opened a new branch office in San Bernardino in May 2004. The $2,377,000 increase in shareholders’ equity was primarily from our earnings for the first six months of 2004.

Loans

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	June 30, 2004		December 31, 2003
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$65,727	31%	$69,087	36%
Residential	5,964	3%	8,499	5%
Commercial	74,883	35%	51,495	27%

Total real estate	146,574	69%	129,081	68%
Commercial	65,408	30%	59,669	31%
Consumer & Other	1,453	1%	1,890	1%

Total Loans	213,435	100%	190,640	100%

Less deferred loan income	(1,977)		(1,925)

Net Loans	$211,458		$188,715

     The growth in loans was primarily in commercial real estate loans as construction loans decreased due to loan payoffs as a result of completion of the construction projects. Construction activity and real estate investment have remained strong in our market area due to continued economic growth and continuing low interest rates.

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

     At June 30, 2004, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of June 30, 2004:
Tire 1 leverage capital ratio	5.0%	6.9%	6.8%
Tier 1 risk-based capital ratio	6.0%	9.5%	9.5%
Total risk-based capital ratio	10.0%	11.1%	10.7%
As of December 31, 2003:
Tire 1 leverage capital ratio	5.0%	8.7%	8.0%
Tier 1 risk-based capital ratio	6.0%	11.9%	11.0%
Total risk-based capital ratio	10.0%	13.5%	12.1%

     During the six months ended June 30, 2004 shareholders’ equity increased $2,377,000 to $21,339,000. The net increase included net income of $2,382,000, $209,000 from the exercise of stock options and warrants and a $214,000 decrease in the unrealized gain on available-for-sale securities.

     Effective July 8, 2004 we began an offering to raise up to $15,000,000 in equity through the sale of 500,000 additional common shares of the Company to fund the continuing expansion of our subsidiaries. For additional information, please refer to our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on that date.

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

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of June 30, 2004, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 50% as compared to 45% at December 31, 2003. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions. The demand deposits are primarily from businesses and are not expected to be significantly affected by a sudden change in the local housing market.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.

     SWCB maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. SWCB also has a credit line with the Federal Home Loan Bank of San Francisco which would allow SWCB to borrow up to 20% of its assets ($67,000,000 as of June 30, 2004) on a collateralized basis. As of June 30, 2004, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $60,000,000. These facilities have been used infrequently.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities. Risk management is an important part of our operations and a key element of our overall financial results.

Credit Risk

     Credit risk generally arises as a result of our lending activities and may be present with our investment activities. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan losses. We employ frequent monitoring procedures and take prompt corrective action when necessary. Additionally, our loans are examined regularly by internal auditors and regulatory agencies.

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

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$17,025	12.0%
Up 200 basis points	16,425	8.1%
Up 100 basis points	15,825	4.1%
Base	15,200	0.0%
Down 100 basis points	14,675	(3.5%)
Down 200 basis points	14,250	(6.3%)
Down 300 basis points	13,850	(8.9%)

Item 4 – Controls and Procedures

     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2004, these disclosure controls and procedures were effective.

     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, SWCB or FDSI are a party and which may have a materially adverse effect upon Southwest Community, SWCB or FDSI’s property, business or results of operations.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 19, 2004. At the Annual Meeting shareholders elected each of the nominees for election to the Board of directors and ratified the employment of Vavrinek, Trine, Day & Co., LLP as independent accountants.

     The following chart shows the names of the directors elected and results of the voting:

Name	Votes For	Votes Withheld
Allan W. Arendsee	1,645,111	1,872
Carol M. Beres	1,645,111	1,872
Richard T. L. Chan	1,645,111	1,872
Karen J. Estes	1,645,111	1,872
Philip H. Holtkamp	1,645,111	1,872
Howard B. Levenson	1,645,111	1,872
Frank J. Mercardante	1,645,111	1,872
Paul M. Weil	1,645,111	1,872

     With respect to the ratification of the independent accountants, 1,645,111 shares voted in favor, 1,872 voted against and 0 shares abstained.

Item 5 – Other Information

     Not applicable

Item 6 – Exhibits and Reports on Form 8-K

     a) Exhibits

     b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the second quarter of 2004:

Description	Date of Report
Earnings Release	April 19, 2004

Announcement of 3 for 2 stock split	April 21, 2004

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Date: August 12, 2004	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
President & Chief Executive Officer

Date: August 12, 2004	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President &
Chief Financial Officer