Form 10-Q
period 2004-09-30
SOUTHWEST COMMUNITY BANCORP
filed 2004-11-15
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes [  ]   No [X]

     Number of shares of Common Stock outstanding as of October 31, 2004: 3,462,637

INDEX

PART I – Financial Information
Item 1 Financial Statements	3
Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003 and the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 – Controls and Procedures	20
PART II – Other Information
Item 1 – Legal Proceedings	21
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 – Defaults Upon Senior Securities	21
Item 4 – Submission of Matters to a Vote of Security Holders	21
Item 5 – Other Information	21
Item 6 – Exhibits	21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – Financial Information

Item 1 – Financial Statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	Unaudited
Assets
Cash and due from banks	$82,264	$110,372
Federal funds sold	95,970	4,175

Cash and cash equivalents	178,234	114,547
Interest-bearing deposits in financial institutions	367	268
Investment securities available-for-sale	52,785	23,203
Investment securities held-to-maturity	367	649
Loans, net of unearned income	229,692	188,715
Less allowance for loan losses	3,285	2,511

Net loans	226,407	186,204
Premises and equipment	3,979	4,477
Federal Home Loan Bank stock at cost	875	542
Cash surrender value of life insurance	5,751	4,129
Other assets	7,777	4,796

Total Assets	$476,542	$338,815

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$320,160	$236,641
Money market and NOW	89,322	51,954
Savings	7,691	5,899
Time deposits under $100,000	3,939	5,606
Time deposits $100,000 and over	7,273	8,279

Total Deposits	428,385	308,379
Accrued interest and other liabilities	2,261	1,562
Junior subordinated debt	8,248	8,248
Notes payable	122	200
Minority interest in subsidiary		1,464

Total Liabilities	439,016	319,853

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,462,637 and 2,902,462 shares issued and outstanding in 2004 and 2003, respectively	29,422	14,676
Retained earnings	7,923	4,362
Accumulated other comprehensive income (loss)	181	(76)

Total Shareholders’ Equity	37,526	18,962

Total Liabilities and Shareholders’ Equity	$476,542	$338,815

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
Interest Income
Interest and fees on loans	$3,982	$3,154	$11,744	$8,761
Investment securities	479	135	966	513
Federal funds sold and other	303	63	520	202

Total interest income	4,764	3,352	13,230	9,476

Interest Expense
Deposits	306	178	695	512
Borrowings	134	123	371	225

Total interest expense	440	301	1,066	737

Net interest income	4,324	3,051	12,164	8,739
Provision for loan losses	200	95	725	495

Net interest income after provision	4,124	2,956	11,439	8,244

Noninterest Income
Deposit fees and service charges	557	561	1,863	1,548
Data processing income	1,113	1,164	3,879	3,438
Loan referral fees	355	60	922	292
Gain on sale of SBA loans	580	130	1,265	650
Gain on sale of securities	—	—	—	228
Other income	243	208	600	541

Total noninterest income	2,848	2,123	8,529	6,697

Noninterest Expense
Salaries and employee benefits	2,727	2,192	7,728	6,596
Occupancy and equipment	1,068	927	2,993	2,594
Other	1,201	853	3,279	2,394

Total noninterest expense	4,996	3,972	14,000	11,584

Income before income taxes	1,976	1,107	5,968	3,357
Income taxes	797	454	2,407	1,366

Net income	$1,179	$653	$3,561	$1,991

Basic earnings per common share	$0.38	$0.23	$1.19	$0.69

Diluted earnings per common share	$0.31	$0.19	$0.97	$0.58

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
	Common Stock		Comprehensive	Retained	Other Comprehensive
	Shares	Amount	Income	Earnings	Income (Loss)	Total
			(Unaudited)
Balance, December 31, 2002	2,888,994	$14,595		$1,427	$155	$16,177
Options exercised	11,400	61				61
Warrants exercised	1,500	14				14
Comprehensive income:
Net income			$1,991	1,991		1,991
Net unrealized loss on securities net of tax benefit of $125			(180)		(180)	(180)
Reclassification adjustment for realized gains, net of tax of $94			(134)		(134)	(134)

Total comprehensive income			$1,677

Balance, September 30, 2003	2,901,894	$14,670		$3,418	$(159)	$17,929

Balance, December 31, 2003	2,902,462	$14,676		$4,362	$(76)	$18,962
Stock Issued	483,800	14,370				14,370
Options exercised	72,175	336				336
Warrants exercised	4,200	40				40
Comprehensive income:
Net income			$3,561	3,561		3,561
Net unrealized gain on securities net of tax of $180			257		257	257

Total comprehensive income			$3,818

Balance, September 30, 2004	3,462,637	$29,422		$7,923	$181	$37,526

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Operating Activities
Net Income	$3,561	$1,991
Depreciation and amortization	1,245	965
Amortization/accretion of premiums/discounts on investment securities, net	209	272
Provision for loan losses	725	495
Gain on sale of investment securities	—	(228)
Deferred income tax benefit	(568)	(352)
Increase in cash value of life insurance	(122)	(133)
Net change in other assets and liabilities	(23)	(193)

Net Cash Provided by Operating Activities	5,027	2,817

Investing Activities
Change in deposits in other financial institutions, net	(99)	(201)
Purchase/redemption of FHLB stock, net	(333)	(427)
Purchase of investment securities available-for-sale	(33,575)	(29,268)
Proceeds from sales and maturities of investment securities available-for-sale	4,231	17,816
Proceeds from maturities of investment securities held-to-maturity	272	748
Purchases of premises and equipment	(747)	(1,905)
Net increase in loans	(40,928)	(39,348)
Investment in Trust		(248)
Purchase of life insurance	(1,500)
Purchase of minority interest in FDSI	(3,350)	—
Change in minority investment in subsidiary	15	42

Net Cash Used in Investing Activities	(76,014)	(52,791)
Financing Activities
Net increase in deposits	120,006	47,269
Proceeds from issuance of junior subordinated debt		8,248
Decrease in notes payable	(78)	(358)
Net proceeds from issuance of common stock	14,370
Proceeds from exercise of stock options	336	61
Proceeds from exercise of stock warrants	40	14

Net Cash Provided by Financing Activities	134,674	55,234

Net Increase in Cash and Cash Equivalents	63,687	5,260
Cash and Cash Equivalents at Beginning of Period	114,547	99,032

Cash and Cash Equivalents at End of Period	$178,234	$104,292

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$1,067	$742

Cash Paid for Taxes	$2,850	$1,656

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$257	$(314)

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2004 and results of operations for the three and nine month periods ended September 30, 2004 and 2003 and changes in cash flows for the nine month periods ended September 30, 2004 and 2003.

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

     The Bank began operations on December 1, 1997, as a California state-chartered bank and currently operates eight branch offices within San Diego, Orange, Riverside and San Bernardino Counties and a loan production office in Los Angeles County. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provides a variety of data processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest.

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

Note 2 — Earnings Per Share

     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	Three Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
		(dollars in thousands, except per share data)
Net income as reported	$1,179			$653
Shares outstanding at period end		3,462,637			2,901,894
Impact of weighting shares issued during the period		(369,954)			—

Basic net income per share	1,179	3,092,683	$0.38	653	2,901,894	$0.23
Dilutive Effect of Outstanding:
Stock Options		641,737			527,028
Warrants		83,851			60,125

Diluted net income per share	$1,179	3,818,271	$0.31	$653	3,489,047	$0.19

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
		(dollars in thousands, except per share data)
Net income as reported	$3,561			$1,991
Shares outstanding at period end		3,462,637			2,901,894
Impact of weighting shares issued during the period		(479,509)			(4,998)

Basic net income per share	3,561	2,983,128	$1.19	1,991	2,896,896	$0.69
Dilutive Effect of Outstanding:
Stock Options		596,526			507,526
Warrants		77,309			55,493

Diluted net income per share	$3,561	3,656,963	$0.97	$1,991	3,459,915	$0.58

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

     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands, except per share data)
Net income as reported	$1,179	$653	$3,561	$1,991
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(73)	(35)	(242)	(104)

Pro forma net income	$1,106	$618	$3,319	$1,887

Basic earnings per share:
As reported	$0.38	$0.23	$1.19	$0.69
Pro forma	$0.35	$0.21	1.11	0.65
Diluted earnings per share:
As reported	$0.31	$0.19	$0.97	$0.58
Pro forma	$0.29	$0.18	0.91	0.55

Note 4 – Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant The proposal is controversial and subject to public comment. Accordingly, the provisions of the final statement could significantly differ from those proposed in the exposure draft. Currently, the most recent announcements suggest that the statement may become effective for periods beginning after June 15, 2005 for public companies.

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

FINANCIAL SUMMARY

     On July 8, 2004, we commenced a “best-efforts” offering of our common stock to raise an aggregate of up to $15,000,000 to fund our continued growth. The offering was concluded on September 30, 2004, resulting in net proceeds of $14,370,000.

     The primary source of the Company’s earnings comes from banking services provided by the Bank and to a lesser extent from data processing services provided by FDSI.

     Since the opening of the Bank in 1997, we have experienced continued growth in assets and earnings. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We have also pursued growth through new branches and by expanding real estate and small business lending. We believe that our continued growth results from the level of services we provide, as well as favorable pricing for our banking products and services and the overall growth in the local economy in which we operate. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

     The Bank derives its income primarily from interest received on loans and investment securities and from fees received from providing deposit services. The Bank’s expenses are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. FDSI derives its income primarily from fees for item processing services. The expenses of FDSI are salaries and benefits for employees, occupancy and equipment costs for its processing facilities and general operating expenses. The assets of the Company are primarily those of the Bank.

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the three and nine month periods ended September 30, 2004 and 2003 is summarized below and discussed in more detail in the following sections:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands, except per share data)
Business Segment
Banking:
Southwest Community Bank	$1,384	$717	$3,792	$2,073
Southwest Community Bancorp	(112)	(74)	(406)	(126)

Total Banking	1,272	643	3,386	1,947
Data Processing:
Financial Data Solutions, Inc.	(93)	10	175	44

Total Company	$1,179	$653	$3,561	$1,991

Diluted earnings per share	$0.31	$0.19	$0.97	$0.58
Consolidated assets	$476,542	$307,890	$476,542	$307,890
Average earning assets	$344,982	$210,382	$298,914	$192,763
Return on average equity	18.0%	15.1%	21.4%	15.6%
Return on average assets	1.1%	0.9%	1.2%	1.0%
Net interest margin	5.01%	5.80%	5.43%	6.04%
Efficiency ratio	69.7%	76.8%	67.7%	75.0%

Results of Operations for the Three Months Ended September 30, 2004 Compared to 2003

     The 81% increase in net income for the three months ended September 30, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $1,273,000, or 42%, due primarily to a 64% increase in average interest-earning assets; and noninterest income increased by $725,000, or 34%, due to increases in loan referral fees and gains from the sale of SBA loans at the Bank. Partially offsetting the increases in revenues, noninterest expense increased by $1,024,000, or 26%, and the provision for loan losses increased $105,000, or 111%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to 2003

     The 79% increase in net income for the nine months ended September 30, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $3,425,000, or 39%, due primarily to a 55% increase in average interest-earning assets; and noninterest income increased by $1,832,000, or 27%, due to increases in deposit fees and service charges, data processing income, loan referral fees and gains from the sale of SBA loans. Partially offsetting the increases in revenues, noninterest expense increased by $2,416,000, or 21%, and the provision for loan losses increased $230,000, or 46%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

Balance Sheet as of September 30, 2004 compared to December 31, 2003

     As of September 30, 2004 consolidated total assets increased $137,727,000, or 41%, to $476,542,000 as compared to $338,815,000 at December 31, 2003. The increase in assets included a $63,687,000, or 56%, increase in cash and cash equivalents, a $29,582,000, or 128%, increase in investment securities available-for-sale and a $40,977,000, or 22%, increase in total loans to $229,692,000. The increase in assets was funded primarily by the $120,006,000, or 39%, increase in total deposits to $428,385,000 as of September 30, 2004 as compared to $308,379,000 at December 31, 2003. Shareholders’ equity increased $18,564,000, primarily due to $14,746,000 in net proceeds from the sale of common stock and exercise of options and warrants and from net income for the period, to $37,526,000 at September 30, 2004 from $18,962,000 as of December 31, 2003.

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

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized yields and rates, net interest income, net interest margin and net interest spread:

Analysis of Average Rates and Balances and Changes in Net Interest Income

	Three Months Ended September 30,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
			(dollars in thousands)
Assets
Investment Securities (1)	$48,289	$479	3.97%	$27,389	$135	1.97%
Federal funds sold and other	83,078	303	1.46%	24,049	63	1.05%
Loans (2)	213,615	3,982	7.46%	158,944	3,154	7.94%

Total Interest-Earning Assets	344,982	4,764	5.52%	210,382	3,352	6.37%

Noninterest-earning assets	87,447			91,477

Total Assets	$432,429			$301,859

Liabilities
Interest-bearing demand	$6,671	3	0.18%	$5,079	3	0.24%
Savings & Money Market	85,719	269	1.26%	45,791	106	0.93%
Time deposits	11,764	34	1.16%	15,468	69	1.78%
Borrowings	9,690	134	5.53%	16,659	123	2.95%

Total Interest-Bearing Liabilities	113,844	440	1.55%	82,997	301	1.45%

Demand deposits	289,201			189,769
Other liabilities	3,138			11,498

Total Liabilities	406,183			284,264
Shareholders’ Equity	26,246			17,595

Total Liabilities and Shareholders’ Equity	$432,429			$301,859

Net interest income/margin		$4,324	5.01%		$3,051	5.80%

Net interest spread			3.97%			4.92%

(1)	The yield for investment securities reflects that securities totaling $47,888,000 in 2004 and 26,456,000 in 2003 were classified as available-for-sale and carried at market value while $401,000 in 2004 and $933,000 in 2003 were classified as held-to-maturity and carried at cost.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $448,000 in 2004 and $422,000 in 2003.

(3)	The rates have been annualized.

	Nine Months Ended September 30,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
	(dollars in thousands)
Assets
Investment securities (1)	$33,982	$966	3.79%	$21,476	$513	3.18%
Federal funds sold & other	54,820	520	1.26%	22,880	202	1.18%
Loans (2)	210,112	11,744	7.45%	148,407	8,761	7.87%

Total Interest-Earning Assets	298,914	13,230	5.90%	192,763	9,476	6.55%

Noninterest-earning assets	79,741			83,000

Total Assets	$378,655			$275,763

Liabilities
Interest-bearing demand	$5,750	10	0.23%	$4,985	7	0.19%
Savings & Money Market	70,366	583	1.10%	38,681	268	0.92%
Time deposits	11,925	102	1.14%	15,293	237	2.07%
Borrowings	10,806	371	4.58%	7,635	225	3.93%

Total Interest-Bearing Liabilities	98,847	1,066	1.44%	66,594	737	1.48%

Demand deposits	255,109			188,371
Other liabilities	2,465			3,797

Total Liabilities	356,421			258,762
Shareholders’ Equity	22,234			17,001

Total Liabilities and Shareholders’ Equity	$378,655			$275,763

Net interest income/margin		$12,164	5.43%		$8,739	6.04%

Net interest spread			4.46%			5.07%

(1)	The yield for investment securities reflects that securities totaling $33,492,000 in 2004 and $20,298,000 in 2003 were classified as available-for-sale and carried at market value while $490,000 in 2004 and $1,178,000 in 2003 were classified as held-to-maturity and carried at cost.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $1,392,000 in 2004 and $1,038,000 in 2003.

(3)	The rates have been annualized.

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

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income of these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate- volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes in the table that follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 from 2003			2004 from 2003
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$148	$196	$344	$341	$112	$453
Federal funds sold and other	207	33	240	301	17	318
Loans	1,029	(201)	828	3,470	(487)	2,983

Total interest income	1,384	28	1,412	4,112	(358)	3,754

Interest-bearing demand	1	(1)	—	1	2	3
Savings & Money Market	116	47	163	254	61	315
Time deposits	(15)	(20)	(35)	(44)	(91)	(135)
Borrowings	(66)	77	11	104	42	146

Total interest expense	36	103	139	315	14	329

Net Interest Income	$1,348	$(75)	$1,273	$3,797	$(372)	$3,425

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     For the three months ended September 30, 2004, net interest income was $4,324,000, an increase of $1,273,000, or 42%, as compared to $3,051,000 for the three months ended September 30, 2003. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $134,600,000, or 64%, versus an increase in average interest-bearing liabilities of $30,847,000, 37%. Most of the earning asset growth was supported by the $99,432,000, or 52%, growth in average noninterest-bearing demand deposits. The increased volume of our interest-earning assets contributed $1,384,000 towards the increase in net interest income. The $54,671,000, or 34%, increase in average loans contributed $1,029,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $36,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Increased interest rates had an overall negative impact of $75,000 on net interest income. The average prime rate during the third quarter of 2004 was 4.42% as compared to 4.00% during the third quarter of 2003. The decrease was primarily due to $103,000 from higher rates on interest-bearing liabilities, partially offset by increased income of $28,000 from interest-earning assets.

     The net interest margin for the three months ended September 30, 2004 was 5.01%, a decrease of 79 basis points from 5.80% for the same period in 2003. The decrease in net interest margin was due to a decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities.

     The yield on interest-earning assets was 5.52% for the third quarter of 2004, a decrease of 85 basis points as compared to 6.37% for the third quarter of 2003. The decrease in the yield on interest-earning assets was due to lower yields on loans assets and a change in the mix of earnings assets. Despite the 34% increase in average loans, the percentage of loans to average interest-earning assets decreased from 76% for the third quarter of 2003 to 62% for the third quarter of 2004.

     The average cost of total interest-bearing liabilities was 1.55% in the third quarter of 2004, an increase of 10 basis points from 1.45% for the same period in 2003. The overall increase in the average cost was primarily due to increased rates paid on savings and money market deposits. The net increase in average interest-bearing liabilities was primarily due to the increase in the savings & money market deposits.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, net interest income was $12,164,000, an increase of $3,425,000, or 40%, as compared to $8,739,000 for the nine months ended September 30, 2003. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $106,151,000, or 55%, versus an increase in average interest-bearing liabilities of $32,253,000, or 48%. Most of the earning asset growth was supported by the $66,738,000, or 35%, growth in average noninterest-bearing demand deposits. The increased volume of our interest-earning assets contributed $4,112,000 towards the increase in net interest income. The $61,705,000, or 42%, increase in average loans contributed $3,470,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $315,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Lower interest rates had an overall negative impact of $372,000 on net interest income. While the average prime rate of 4.14% for the first nine months of 2004 was similar to the average of 4.16% during the same period in 2003, the extended period of low rates reduced the average yield on loans. The decrease due to rates included $358,000 from lower yields on interest-earning assets and a $14,000 increase in interest expense due to higher rates on savings and money market accounts and borrowings. The decreased loan yields accounted for $487,000 of the overall decrease due to rates.

     The net interest margin for the nine months ended September 30, 2004 was 5.43%, a decrease of 61 basis points from 6.04% for the same period in 2003. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than the decrease in the cost of interest-bearing liabilities.

     The yield on interest-earning assets was 5.90% for the first nine months of 2004, a decrease of 65 basis points as compared to 6.55% for the same period in 2003. The decrease in the yield on interest-earning assets was due to lower yields on earnings assets and a change in the mix of earnings assets. Despite the 42% increase in average loans, the percentage of loans to average interest-earning assets decreased from 77% in 2003 to 70% in 2004.

     The average cost of total interest-bearing liabilities was 1.44% for the nine months ended September 30, 2004, a decrease of 4 basis points from 1.48% for the same period in 2003. The overall decrease in the average cost was primarily due to a change in mix. The net increase in average interest-bearing liabilities was primarily due to the increase in the lower cost savings & money market deposits.

Noninterest Income

     For the three months ended September 30, 2004, noninterest income was $2,848,000, an increase of $725,000, or 34%, from $2,123,000 for the three months ended September 30, 2003. The major items contributing to the increase were loan referral fees and gains from sales of SBA loans. Loan referral fees increased $295,000, or 492%, and gains from sales of SBA loans increased $450,000, or 346%, as a result of increased emphasis on the origination of SBA loans for referral to other financial institutions or sale.

     For the nine months ended September 30, 2004, noninterest income was $8,529,000, an increase of $1,832,000, or 27%, from $6,697,000 for the nine months ended September 30, 2003. The major items contributing to the increase were deposit fees and service charges, data processing income, loan referral fees and gains from sales of SBA loans. Deposit fees and service charges increased $315,000, or 20%, as a result of the growth in deposits. Data processing income from FDSI, our data processing subsidiary, increased $441,000, or 13% to $3,879,000 for the nine months ended September 30, 2004. Loan referral fees increased $630,000, or 216%, and gains from sales of SBA loans increased $615,000, or 95%, as a result of increased emphasis on the origination of SBA loans for referral or sale. Gains on sales of securities totaled $228,000 during the first nine months of 2003. There were no sales of securities during the same period of 2004.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.

     Noninterest expense for the three months ended September 30, 2004, was $4,996,000, an increase of $1,024,000, or 26%, from $3,972,000 for the third quarter of 2003. The major items contributing to the increase were salaries and benefits increasing $535,000, or 24%, and occupancy expense and equipment expense increasing $141,000, or 15%. The increases in all expense classifications are attributable to growth of the Bank as well as the growth of FDSI, including increases in the number of employees and in the number of offices. During the second quarter of 2004, the Bank opened a branch office in San Bernardino.

     Noninterest expense for the nine months ended September 30, 2004, was $14,000,000, an increase of $2,416,000, or 21%, from $11,584,000 for the first nine months of 2003. The major items contributing to the increase were salaries and benefits increasing $1,132,000, or 17%, and occupancy expense and equipment expense increasing $399,000, or 15%. The increases in all expense classifications are attributable to growth of the Bank as well as the growth of FDSI, including increases in the number of employees and in the number of offices.

FINANCIAL POSITION

     Our total assets increased $137,727,000, or 41%, to $476,542,000 at September 30, 2004 from $338,815,000 at December 31, 2003. The increase in assets includes a $40,203,000, or 22% increase in net loans, an increase of $63,687,000 in cash and cash equivalents and an increase of $29,300,000 in investment securities as compared to December 31, 2003. The increase in assets was funded primarily by a $120,006,000 increase in deposits, which included an $83,519,000 increase in noninterest-bearing demand deposits and a $37,368,000 increase in money market and NOW account deposits. We emphasize seeking demand deposits from business customers in our market area. In addition, we opened a new branch office in San Bernardino in May 2004. The $18,564,000 increase in shareholders’ equity was primarily from the sale of common stock and earnings for the first nine months of 2004.

Loans

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	September 30, 2004		December 31, 2003
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
		(dollars in thousands)
Real estate loans:
Construction	$68,597	30%	$69,087	36%
Residential	10,232	4%	8,499	5%
Commercial	84,039	36%	51,495	27%

Total real estate	162,868	70%	129,081	68%
Commercial	67,832	29%	59,669	31%
Consumer & Other	1,257	1%	1,890	1%

Total Loans	231,957	100%	190,640	100%

Less deferred loan income	(2,265)		(1,925)

Net Loans	$229,692		$188,715

     The growth in loans was primarily in commercial real estate loans. Construction loan totals were unchanged from year-end levels as new loan fundings were offset by payoffs on completed construction projects. Construction activity and real estate investment have remained strong in our market area due to continued economic growth and continuing low interest rates.

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

     At September 30, 2004, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and the Bank, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of September 30, 2004:
Tire 1 leverage capital ratio	5.0%	10.1%	8.6%
Tier 1 risk-based capital ratio	6.0%	14.5%	12.5%
Total risk-based capital ratio	10.0%	15.6%	13.6%
As of December 31, 2003:
Tire 1 leverage capital ratio	5.0%	8.7%	8.0%
Tier 1 risk-based capital ratio	6.0%	11.9%	11.0%
Total risk-based capital ratio	10.0%	13.5%	12.1%

     Effective July 8, 2004 we began an offering to raise up to $15,000,000 in equity through the sale of up to 500,000 common shares of the Company to fund the continuing expansion of our subsidiaries. The offering was concluded on September 30, 2004.

     During the nine months ended September 30, 2004 shareholders’ equity increased $18,564,000 to $37,526,000. The net increase included $14,370,000 (net of expenses of $144,000) from the sale of 483,800 shares of common stock, net income of $3,561,000, $376,000 from the exercise of stock options and warrants and a $257,000 increase in the unrealized gain on available-for-sale securities.

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

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of September 30, 2004, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 54% as compared to 45% at December 31, 2003. The relatively high proportion of demand deposits in the Bank, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions. The demand deposits are primarily from businesses and are not expected to be significantly affected by a sudden change in the local housing market.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.

     The Bank maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow the Bank to borrow up to 20% of its assets ($82,000,000 as of September 30, 2004) on a collateralized basis. As of September 30, 2004, loans and securities pledged as collateral for this facility would have allowed the Bank to borrow up to approximately $60,000,000. These facilities have been used infrequently.

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

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$21,825	10.5%
Up 200 basis points	21,175	7.2%
Up 100 basis points	20,475	3.7%
Base	19,750	0.0%
Down 100 basis points	19,075	(3.4%)
Down 200 basis points	18,450	(6.6%)
Down 300 basis points	17,825	(9.7%)

Item 4 – Controls and Procedures

     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2004, these disclosure controls and procedures were effective.

     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, SWCB or FDSI are a party and which may have a materially adverse effect upon Southwest Community, SWCB or FDSI’s property, business or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5 – Other Information

     Not applicable

Item 6 – Exhibits

     a) Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Date: November 12, 2004	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
Chief Executive Officer

Date: November 12, 2004	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President &
Chief Financial Officer