Form 10-K
period 2004-12-31
SOUTHWEST COMMUNITY BANCORP
filed 2005-03-31
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Warrants to Purchase Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

     Aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2004: $71,279,760

Number of shares of Common Stock outstanding as of February 28, 2005: 3,486,516

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the identified parts of this Form 10-K:

2005 Annual Meeting Proxy Statement — Part III, Items 10, 11, 12, 13 and 14.

SOUTHWEST COMMUNITY BANCORP
FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

PART I

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

     During the third quarter of 2004, we raised approximately $14.4 million in net proceeds from a best efforts offering of common stock. The offering resulted in the issuance of 483,867 shares of our common stock. We invested $9.5 million of the proceeds from the offering in SWCB and used $2.0 million to repay a short-term loan to an unrelated third party that we had used to purchase the outstanding minority interest in FDSI. The remainder of the proceeds were retained by the Company for general corporate purposes and working capital.

     In April 2003 Southwest Community raised approximately $8.0 million in net proceeds from the sale of “trust preferred” securities, due June 26, 2033. The holders of the trust preferred securities will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.15%. The current rate is 5.70%. Southwest Community formed a wholly-owned business trust subsidiary, Southwest Community Statutory Trust I (the “Trust”), pursuant to the laws of the State of Connecticut, to facilitate the transaction. The offering was conducted as a private placement to accredited investors within the meaning and in accordance with the requirements of Regulation D and was therefore exempt under the Securities Act. The proceeds to Southwest Community are treated as Tier 1 capital by Southwest Community for regulatory purposes. (See “Supervision and Regulation — Southwest Community Bank — Risk-Based Capital Guidelines” herein.) Southwest Community is using the proceeds from the offering to fund SWCB’s growth. The interest paid by Southwest Community is deductible. Southwest Community has the right, assuming that no default has occurred, to defer interest payments at any time for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called on or after June 26, 2008 at their face value.

     The Company consists of two business segments. The primary source of income comes from banking services provided by SWCB and to a lesser extent from item processing services provided by FDSI. SWCB derives its income primarily from interest received on loans and investment securities and from fees received from deposit services. The expenses of SWCB are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. FDSI derives its income primarily from fees for services. The expenses of FDSI are salaries and benefits for employees, occupancy and equipment costs for its processing facilities and general operating expenses. The assets of the Company are primarily those of SWCB.

     The growth in Company assets and earnings and the contribution to earnings from these business segments is summarized in the following table (see “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for more detailed information regarding lending, deposits and securities portfolios):

	Years Ended December 31,
	2004	2003	2002	2001	2000
	dollars in thousands
Business Segment
Banking:
Southwest Community Bank	$5,132	$3,047	$1,568	$863	$903
Southwest Community Bancorp	(502)	(195)

Total Banking	4,630	2,852	1,568	863	903
Item Processing:
Financial Data Solutions, Inc.	115	83	249	31	(177)

Total Company	$4,745	$2,935	$1,817	$894	$726

Consolidated Assets	$532,874	$338,815	$250,898	$123,074	$87,201

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

     In 1998 SWCB opened a Private Banking Office in downtown San Diego. During 2000, SWCB added offices in Escondido and El Cajon. In 2001, SWCB opened a fifth office in the Carlsbad commercial business district and relocated its administrative offices from Encinitas to the new Carlsbad office. During 2002, SWCB opened its sixth office in Murrieta, California. During 2003, SWCB opened a seventh office in Anaheim and a loan production office in Glendale, California. In May 2004 SWCB opened an eighth office in San Bernardino, California.

Financial Data Solutions, Inc.

     FDSI was established in November 1998 as a wholly-owned subsidiary of SWCB. FDSI, headquartered in Murrieta, California, is a technology related servicing company that was formed for the purpose of providing quality, state-of-the-art item processing and related services to the financial services community in Southern California. Shortly after establishing FDSI, SWCB sold a 49% interest in FDSI to another financial institution. In February 2001 FDSI opened its second processing center in El Monte, California, to expand its service area to Los Angeles and Orange Counties. In 2001, FDSI further expanded its product offering with automated remittance processing/lock box services. In January 2003 a third processing center in San Leandro, California, was opened, expanding FDSI’s market area to Northern California. In May 2003 SWCB transferred its 51% equity interest in FDSI to Southwest Community. In February 2004 pursuant to a Buy-Sell Agreement between FDSI and its two shareholders and following the acquisition of the minority shareholder by another financial institution, Southwest Community purchased the minority shareholder’s interest in FDSI for $3,350,000. The increase in earnings at FDSI in 2002 and subsequent decrease in 2003 was the result of the loss of an item processing customer in 2002 that resulted in payment of a contract termination fee followed by the loss of revenue from that customer in 2003 and increased expenses in 2003 that related to the opening of an additional processing center in January 2003.

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

     SWCB makes a variety of loan products available, including commercial, real estate, construction, automobile and other installment and term loans. In May 1998 SWCB initiated an SBA lending program as a key aspect of its commercial client/small business focus. By mid-1999, SWCB received a “Preferred Lender” status from the San Diego Regional SBA office. The “Preferred Lender” status enabled SWCB to process loans in less time than before, which contributed to SWCB becoming San Diego County’s largest local SBA lender for the SBA’s fiscal years ending September 30, 2000, 2001, 2003 and 2004. SWCB’s “Preferred Lender” status was extended to the Santa Ana Region in August 2000, which provided expedited loan processing ability in Orange, Riverside and San Bernardino Counties, and was extended to the Sacramento and Fresno Districts in 2003.

     With the assistance of FDSI, SWCB has established itself as a niche player in the remittance or lock box processing arena, enabling SWCB to attract corporate relationships with larger than average balances that require specialized services. This has enabled SWCB to achieve a ratio of demand deposits to total deposits of 75% as of December 31, 2004, which has resulted in a lower cost of funds than most of our peers. Many of these deposits, however, require services that are included in noninterest expense.

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

     Item Processing

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

Business Concentrations

     Banking

     Except for the deposit relationships discussed below, no individual or single group of related customers is considered material in relation to the earnings assets or the sources of revenue of SWCB. However, we accept deposits and provide deposit services to real estate related service businesses, such as mortgage servicing, title and escrow and property management companies. Deposits from four of these businesses, whose aggregate average balances represented 1% or more of our total deposits, totaled $238 million in average balances during the month of December 2004. One of these relationships, a mortgage servicing company, substantially increased its deposit balances beginning in the fourth quarter of 2002 and accounted for approximately 65% of these deposits in December 2004. The increase in these deposit balances also increased the amount of funds in the process of collection included in the cash and due from banks accounts. Fluctuations in these deposit balances would primarily affect the balances of cash and due from banks, short-term investments and short-term borrowings. (See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Deposits” herein.)

     Moreover, our banking activities are currently focused primarily in Southern California, with the majority of our business concentrated in San Diego County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economy and, in particular, the residential and commercial real estate markets in San Diego County. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods, in this region, although we do not anticipate any adverse consequences as a result of the recent rains and flooding in Southern California.

     Item Processing

     FDSI’s five largest customers account for approximately 50% of 2003 and 2004 revenues, including approximately 14% and 13%, respectively, from its former minority shareholder. As a result of the acquisition of the minority shareholder by another financial institution in January 2004, services to the financial institution were terminated during 2004. The decrease in monthly revenue from the loss of this customer has been replaced with other new customers.

Market Area

     Banking

     SWCB’s primary market areas include the cities and surrounding communities of San Diego, Carlsbad, El Cajon, Escondido, Encinitas, Murrieta, Anaheim and San Bernardino, encompassing portions of San Diego, Riverside, San Bernardino and Orange Counties.

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

     SWCB also operates branch offices in Orange, Riverside and San Bernardino Counties. The Anaheim office serves customers in Anaheim and neighboring Orange County communities. The Murrieta office extends SWCB’s service area to Riverside County. In May 2004 SWCB opened a new office in the City of San Bernardino, San Bernardino County, California.

     Item Processing

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

     As of June 30, 2004, the most recent period for which figures are available, data reported by state and federal agencies indicated that the 539 banks and savings and loan offices then open in SWCB’s primary market area, San Diego County, held approximately $43.8 billion in total deposits averaging approximately $81.3 million per banking office. SWCB’s total deposits ($345,830,000) in the San Diego market area constituted 0.79% of the total deposits in that market.

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

     Item Processing

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

Employees

     At December 31, 2004, SWCB had 101 full-time and 11 part-time employees. In addition, FDSI, had 50 full-time and 50 part-time employees. Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.

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

     Risks Related to the Company

     We have a Limited Operating History. We have only been operating since December 1, 1997. Therefore, we have a limited operating history and we still remain subject to the risks inherently associated with a new business enterprise in general, and a new financial institution in particular, such as untested systems and management in a full range of economic conditions. Although we had increasing profits in each of the past five years, we cannot assure you that we will maintain our level of profitability in the future.

     We Face Limits on Our Ability to Lend. Our legal lending limit as of December 31, 2004, was approximately $10.3 million for secured loans and $6.2 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks. However, we cannot assure you of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

     Declines in Real Estate Values Could Materially Impair Our Profitability and Financial Condition. A significant proportion of our loan portfolio (65% of our loan portfolio) consists of commercial real estate and construction loans secured by real estate collateral. A substantial portion of the real estate securing these loans is located in San Diego and Riverside Counties. Real estate values are generally affected by factors such as:

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

     We Have a Continuing Need to Adapt to Technological Changes. The banking industry is undergoing rapid technological changes with frequent introductions ohnology-driven products and services. The effective use of technology allows us to:

•	serve our customers better;

•	increase our operating efficiency by reducing operating costs;

•	provide a wider range of products and services to our customers; and

•	attract new customers.

     Technological changes will also have a significant impact on FDSI, which provides technologically-driven services to the financial services industry. For example, “Check 21” may reduce the need for FDSI’s item processing services by reducing the flow of paper check clearings.

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

     Our Ability to Pay Cash Dividends is Restricted by Law and Depends on Capital Distributions From SWCB; Our Debt Service Obligations Also Impair Our Ability to Pay Cash Dividends. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. We cannot assure you that we will meet the criteria specified under California law in the future. Even if we may legally declare and pay dividends, the amount and timing of those dividends will be at the discretion of our board of directors. The board of directors may, in its sole discretion, decide not to declare dividends. We do not plan to pay dividends on our common stock in the near future, although we have declared four stock splits since inception.

     As a bank holding company, substantially all of our operating assets are owned by SWCB and we rely upon receipt of sufficient funds from SWCB and FDSI, primarily in the form of cash dividends, to meet our obligations and corporate expenses, including our debt service obligations of approximately $470,000 annually pursuant to our trust preferred securities. The availability of cash dividends from SWCB and FDSI, however, is limited by various statutes and regulations. It is possible, depending upon the financial condition of SWCB, and other factors, that the DFI and/or the FDIC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event SWCB and/or FDSI are unable to pay dividends to us, we in turn may be unable to pay our debt service and other obligations or pay cash dividends on our common stock. As of December 31, 2004, SWCB was legally able to pay $8.2 million in cash dividends but FDSI was not legally able to pay any cash dividends.

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

     Risks Relating to Our Common Stock and Warrants

     Only a Limited Trading Market Exists for Southwest Community Common Stock and Warrants Which Could Lead to Price Volatility. Only a limited trading market for our common stock and warrants exists on the OTC “Bulletin Board.” Although five dealers currently trade shares of our common stock and warrants, we cannot assure you that an active public market for our common stock or warrants will ever develop or the extent to which those dealers will continue trading our common stock and warrants. During the year 2004, the average daily volume of common shares traded was 1,403.

     Concentrated Ownership of Our Common Stock and Warrants By Directors and Executive Officers Creates a Risk of Sudden Changes in Our Share Price. As of December 31, 2004, directors and members of our executive management team owned or controlled approximately 27% of the total outstanding common stock, including warrants and vested stock options as if they were exercised and outstanding.

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

     Future Issuances or Sales of Shares of Our Common Stock Could Have an Adverse Effect on Our Stock Price. As of December 31, 2004, options to purchase 901,890 shares have been granted and are outstanding to directors, officers and employees under our 2002 Stock Option Plan, of which 535,769 are exercisable. In addition, 120,024 shares of our common stock are reserved for issuance upon exercise of our outstanding warrants. Future sales of a substantial of our common stock could adversely affect prevailing market prices for the shares of our common stock, including sales of shares acquired upon exercises of options or warrants.

     Risks Related to Our Industry

     Our Business is Subject to Interest Rate Risk and Variations in Interest Rates May Negatively Affect Our Financial Performance. Changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. In general, over most time periods we have more assets than liabilities repricing and therefore generally benefit more in periods of rising interest rates than in periods of falling interest rates. This is primarily due to our relatively high ratio of interest-earning assets to interest-bearing liabilities. To mitigate the impact of declining interest rates we can extend the repricing maturities of our interest-earning assets and negotiate interest rate floor provisions into our longer term variable rate loans. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

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

Supervision and Regulation

     Introduction

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including:

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

     The SOX’s provisions become effective at different times, ranging from immediately upon enactment to later dates specified in the SOX or the date on which the required implementing regulations become effective. In addition to SEC rulemaking to implement the SOX, NASDAQ and the New York Stock Exchange have adopted changes to their listing standards. Wide-ranging in scope, the SOX will have a direct and significant impact on banks and bank holding companies that are public companies, including us.

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

     We cannot be certain of the effect, if any, of the foregoing legislation on our business. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material adverse effect on our business and earnings.

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

     Southwest Community is entitled to receive dividends, when and as declared by SWCB’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income or the bank’s current fiscal year. Based on these limitations, the amount available at SWCB for payment of dividends, without DFI approval, as of December 31, 2004 was approximately $8.2 million.

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

     As of December 31, 2004, FDSI had negative retained earnings and therefore could not pay a cash dividend.

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

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-

term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

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

     The following table sets forth the Company’s and SWCB’s actual capital amounts and ratios and comparison to the minimum ratios:

					Minimum to be “Well
					Capitalized” under
			Minimum for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2004:
Total capital (to risk-weighted assets)	$48,881	13.8%	$28,314	8.0%	$35,392	10.0%
Tier 1 capital (to risk-weighted assets)	45,137	12.8%	15,357	4.0%	23,035	6.0%
Tier 1 capital (to average assets)	45,137	9.5%	18,953	4.0%	23,691	5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets)	$31,014	13.5%	$18,396	8.0%	$22,995	10.0%
Tier 1 capital (to risk-weighted assets)	27,337	11.9%	9,198	4.0%	13,797	6.0%
Tier 1 capital (to average assets)	27,337	8.7%	12,583	4.0%	15,729	5.0%

Southwest Community Bank
As of December 31, 2004:
Total capital (to risk-weighted assets)	$41,611	12.0%	$27,696	8.0%	$34,620	10.0%
Tier 1 capital (to risk-weighted assets)	37,867	10.9%	13,848	4.0%	20,772	6.0%
Tier 1 capital (to average assets)	37,867	8.1%	18,784	4.0%	23,480	5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets)	$27,296	12.1%	$18,057	8.0%	$22,571	10.0%
Tier 1 capital (to risk-weighted assets)	24,785	11.0%	9,028	4.0%	13,543	6.0%
Tier 1 capital (to average assets)	24,785	8.0%	12,445	4.0%	15,557	5.0%

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

     The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital. Deferred tax assets that can be realized from taxes paid in prior carry-back years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

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

     As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Company and SWCB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or SWCB’s category.

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

     Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The amount of future premiums will depend on the outcome of legislative and regulatory initiatives as well as the Bank Insurance Fund loss experience and other factors, none of which we can predict.

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

     On April 30, 2003, the Treasury Department adopted final regulations, which became mandatory on October 1, 2003, implementing the IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, to maintain the records used for verification, and to determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

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

     The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. Since January 2001 the FRB has decreased interest rates thirteen times, reducing the overnight “Federal Funds” rate from 6.50% to 1.00% through early 2004, the lowest level in over four decades. Since June 2004, the FRB has increased interest rates seven times to 2.75%. Additional increases are expected during 2005. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

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

ITEM 2 — PROPERTIES

     In January 2001 we moved our administrative headquarters to 5810 El Camino Real, Carlsbad, California 92008, Suites C and D, and in March 2001 we opened the Carlsbad Business Banking Center at the same location. The premises consist of a stand-alone building containing approximately 13,400 square feet of which we lease approximately 6,260 square feet from an unaffiliated third party. The lease provides for annual cost of living increases not to exceed 6%. The current monthly base rent amount is $8,158. The lease expires January 31, 2009 and provides a five-year option to extend. In May 2004 we entered into a new lease at 5650 El Camino Real, Suite 130, Carlsbad, California 92008, in the Carlsbad Gateway Center for the relocation of our Carlsbad Business Banking Center. The premises consist of a stand-alone building containing 50,071 square feet of which we lease approximately 3,260 square feet from an unaffiliated third party. The current monthly base rent is $5,053. The lease expires in October 2009 and provides two five-year options to extend.

     Our Encinitas Office is located at 277 North El Camino Real, Encinitas, California 92024, in the Villa Encinitas Plaza. These premises are leased from an unaffiliated third party. The premises consist of a stand-alone building having approximately 5,200 square feet. The building is located in a shopping center and has ample parking. The current monthly base rent amount is $11,598. The lease provides for bi-annual cost of living increases of not less than 8%. The lease expires in May 2008 and provides four five-year options to extend. We also lease the space for the drive-up ATM at this same location at the currently monthly rate of $800. The ATM lease expires in May 2008 with options to extend.

     Our downtown Private Banking Office is located at 600 “B” Street, Suite 2202, San Diego, California 92101. We sublease approximately 1,091 square feet from Fortuna Financial, Inc., of which our Chairman of the Board, Mr. Howard B. Levenson, serves as Chairman, President and sole stockholder. (See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” herein.) The original lease expired in September 2000 and was renewed. The current monthly base rent is $2,618. The new lease expires in September 2005 and provides a five-year option to extend. In December 2002 we entered into an agreement with an unaffiliated third party to lease approximately 373 square feet of additional space to expand the Private Banking Office. The current monthly base rent is $783. The lease expires in September 2005 and provides a five- year option to extend.

     Our Escondido Office is located at 1146 West Valley Parkway, Suite 102, Escondido, California 92025, in Plaza Las Palmas. We lease these premises from an unaffiliated third party. The premises are located in a shopping center and we lease approximately 1,271 square feet. The lease provides for annual cost of living increases not to exceed 6%. The currently monthly base rent amount is $3,059. The lease has been extended and expires in March 2010 and provides for an additional five-year option to extend.

     Our El Cajon Office is located at 1235 Avocado Boulevard, El Cajon, California 92020. The premises consist of a stand-alone building having approximately 3,500 square feet. The building is located in a shopping center. The currently monthly base monthly rent amount is $4,859. The lease is with an unaffiliated third party and provides for annual cost of living increases not to exceed 5%. The lease expires in March 2011 and provides a five-year option to extend.

     Our Murrieta Office is located at 26755 Jefferson Avenue, Murrieta, California 92562. The premises consist of a stand-alone building containing approximately 43,200 square feet of which we lease approximately 3,013 square feet from an unaffiliated third party. The current monthly rent amount is $5,214. The lease expires in September 2007 and provides two five-year options to extend.

     Our Anaheim Office is located at 2401 E. Katella Avenue, Anaheim, California 92806. We have leased approximately 5,800 square feet on the ground floor of an existing multi-story/multi-tenant building from an unaffiliated third party. The currently monthly base rent is $10,652. The lease expires in April 2009 and provides a five-year option to extend.

     In April 2003 we leased approximately 5,013 square feet of administrative office space at 5611 Palmer Way, Suite G, Carlsbad, California 92008, from an unaffiliated third party. The currently monthly base rent amount is $4,912, plus common area charges, with annual step adjustments in the monthly rent of approximately 3%. The lease expires in August 2008 and provides a three-year option to extend.

     Our Glendale Loan Production Office is located at 330 North Brand Boulevard, Suite 525, Glendale, California 92103. We have leased approximately 2,096 in a multi-story/multi-tenant building from an unaffiliated third party. The current monthly base rent is $4,611, plus common area charges. The lease expires in December 2008 and provides a five-year option to extend.

     In March 2004 we leased approximately 5,386 square feet of office space at 599 North E. Street, San Bernardino, California 92401 from an unaffiliated third party for our San Bernardino Office. The basic monthly rent is $10,368, plus a pro rata share of common area charges and annual cost of living increases of not less that 2.5% and not more than 6.0%. The lease expires in July 2014 and provides a five-year option to extend.

     In July 1998 FDSI leased a free-standing industrial building with approximately 8,667 square feet of space for its item processing operations and related uses at 41188 Sandalwood Circle, Murrieta, California 92562, from an unaffiliated third party. The basic monthly rent is $4,967, plus common area expenses, with cost of living adjustments every 2 years not to exceed 7%. The lease expires in October 2008 and provides two five-year options to extend.

     FDSI also leases approximately 5,152 square feet of space for general office and processing services located at 9440 Telstar Avenue, Suite 6, El Monte, California 91731 from an unaffiliated third party. The current basic monthly rent is $4,225, plus common area charges. The lease expires in January 2006 and provides two five-year options to extend.

     FDSI leases approximately 4,916 square feet of office space located at 2235 Polvorosa Avenue, San Leandro, California 94577, from an unaffiliated third party. The basic monthly rent is $5,165, plus common area charges. The lease provides for annual step adjustments in the monthly rent of approximately 3%. The lease and expires in January 2010 and provides a five-year option to extend.

     FDSI leases warehouse space in Murrieta for storage and other uses at 41162 Sandalwood Circle, Unit “A,” Murrieta, California 92562, from an unaffiliated third party. The lease expires in September 2005 and is expected to be renewed. The basic monthly rent is $3,325, plus common area charges.

     During 2004 and 2003, our aggregate lease expense was approximately $1,041,000 and $833,000, respectively, on a consolidated basis.

     We believe that our existing premises are adequate for present and anticipated needs and do not contemplate any material capital expenditures. We also believe that we have adequate insurance to cover our interests in the premises we occupy.

ITEM 3 — LEGAL PROCEEDINGS

     We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that we believe, either individually or taken as a whole, could materially harm our business, financial position, results of operations or cash flows.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company’s shareholders during the fourth quarter of 2004.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Securities

     As of December 31, 2004, we had 3,484,266 shares of our common stock issued and outstanding and warrants outstanding to purchase 120,024 shares of our common stock. As of February 28, 2005, we had approximately 466 holders of record of our common stock, although we believe that there are an additional 400 shareholders who own their shares in “street name” through brokerage firms, and approximately 106 holders of record of our warrants, although we believe that there are additional holders who own their warrants in “street name” through brokerage firms.

Historical Market Prices

     There has been a limited trading market for our common stock on the OTC Bulletin Board (trading symbol “SWCB”). We are aware of only five market makers in our common stock. However, there are a number of other dealers who affect trades in our common stock through these market makers including Western Financial Corporation, an affiliated company of our Chairman, Howard S. Levenson. No assurance can be given that a more active public trading market for our common stock will develop in the future or the extent to which those dealers will continue to effect trades. Our common stock is not currently listed on any exchange or on the Nasdaq National Market.

     The information in the following table indicates the high and low sales prices and volume of trading for our common stock for each quarterly period since January 1, 2003, and is based upon information provided by the OTC Bulletin Board. Because of the limited market for our common stock, these prices may not be indicative of the fair market value of our common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below. These prices do not include retail mark-ups, mark-downs, or commissions and have been adjusted for our 3-for-2 stock split in 2004 and our 2-for-1 stock split in 2003.

			Approximate
			Number of Shares
Quarter Ended	High	Low	Traded
2003:
March 31	$16.67	$13.00	94,500
June 30	$20.67	$16.67	116,550
September 30	$18.67	$17.99	26,250
December 31	$20.00	$17.33	44,786
2004:
March 31	$23.33	$18.00	157,941
June 30	$30.00	$22.50	43,303
September 30	$32.00	$29.25	66,329
December 31	$40.00	$29.20	85,976

Dividends

     To date, we have not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by the Boards of Directors of Southwest Community and SWCB. It is our current intention to follow our strategic plan of retaining earnings to increase our capital and provide additional basis for growth. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future. On March 23, 2005, the Board of Directors approved a five percent stock dividend payable on May 18, 2005 to shareholders of record as of April 25, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2004, with respect to the shares of Southwest Community common stock that may be issued under existing equity compensation plans:

Number of
	Securities to	Weighted Average	Number of Securities Remaining
	be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in the second column)
Equity compensation plan approved by holders:
Southwest Community Bancorp 2002 Stock Option Plan	901,890	$10.19	497,473

1	The total number of shares of common stock that may be issued pursuant to awards granted under the 2002 Plan may not exceed 1,500,000 shares.

Recent Sales of Unregistered Securities

     During 2004, we issued a total of 4,200 shares (as adjusted for stock splits) of our common stock pursuant to the exercise of warrants issued in our 2002 Unit Offering. The aggregate proceeds were $40,040. The issuances of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2). That section exempts from the registration requirements securities issued by a company not involving any public offering. The issuance of shares of common stock upon exercise of warrants did not involve any public offering in compliance with the requirements of Section 4(2) and, therefore, was exempt from registration.

     There were no discounts or commissions involved in the above transactions.

ITEM 6 — SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Results of Operations:
Interest income	$19,047	$13,272	$9,122	$7,577	$6,165
Interest expense	1,522	995	1,048	1,726	1,444

Net interest income	17,525	12,277	8,074	5,851	4,721
Provision for loan losses	1,475	800	655	460	748

Net interest income after provision for loan losses	16,050	11,477	7,419	5,391	3,973
Noninterest income	11,369	9,208	8,229	5,460	2,739
Noninterest expense	19,479	15,741	12,752	9,811	5,985

Income before income taxes	7,940	4,944	2,896	1,040	727
Provision for income taxes	3,195	2,009	1,079	146	1

Net income	$4,745	$2,935	$1,817	$894	$726

Share Data:
Earnings per common share (1):
Basic	$1.53	$1.01	$0.70	$0.40	$0.34
Diluted	$1.25	$0.85	$0.63	$0.36	$0.31
Average shares outstanding (1)	3,104,376	2,898,158	2,585,802	2,247,774	2,112,030
Average diluted shares outstanding (1)	3,799,496	3,468,624	2,901,558	2,457,210	2,325,069
Cash dividends declared per share	—	—	—	—	—
Book value at period-end (1)	$11.16	$6.53	$5.60	$3.90	$3.50
Shares outstanding at period-end	3,484,266	2,902,462	2,888,962	2,247,742	2,247,742

Balance Sheet Data at Period-end:
Assets	$532,874	$338,815	$250,898	$123,074	$87,201
Investments	61,805	23,852	15,130	5,033	3,457
Loans, net of deferred fees	283,600	188,715	127,654	84,012	64,172
Allowance for loan losses	3,744	2,511	1,798	1,104	808
Deposits	482,762	308,379	231,995	112,856	78,241
Borrowed funds	8,248	8,248	576	596	340
Shareholders’ equity	38,888	18,962	16,177	8,775	7,857

Selected Financial Ratios:
Return on average assets	1.18%	1.03%	1.05%	0.87%	1.12%
Return on average equity	17.61%	16.88%	14.55%	10.77%	10.91%
Average Equity/Average Assets	6.69%	6.12%	7.18%	8.10%	10.25%
Net interest margin	5.47%	6.13%	5.96%	6.72%	8.33%
Efficiency Ratio	67.42%	73.27%	78.22%	86.74%	80.23%

(1)	All per share data has been adjusted for stock splits.

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

FINANCIAL SUMMARY

     The primary source of the Company’s earnings comes from banking services provided by SWCB and to a lesser extent from item processing services provided by FDSI. Our financial condition and results of operations reflect the continued growth in earning assets, deposits, equity capital and net earnings. SWCB commenced operations in 1997 and opened branches in 1998, 2000, 2001, 2002, 2003 and 2004, for a total of 8 full-service banking offices and a loan production office. This contributed to our growth in loans and deposits, as well as the increases in noninterest expenses. In addition, FDSI, which commenced operations in 1998, opened a second processing center in 2001 and a third in 2003, which also resulted in increased revenues and expenses.

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

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the years ended December 2004, 2003 and 2002 is summarized below and discussed in more detail in the following sections:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, excpet per share data)
Business Segment Banking:
Southwest Community Bank	$5,132	$3,047	$1,568
Southwest Community Bancorp	(502)	(195)

Total Banking	4,630	2,852	1,568
Item Processing:
Financial Data Solutions, Inc.	115	83	249

Total Company	$4,745	$2,935	$1,817

Diluted earnings per share	$1.25	$0.85	$0.63
Consolidated Assets	$532,874	$338,815	$250,898
Average Earning Assets	$320,229	$200,388	$135,462

Year 2004 Compared to 2003

     The 62% increase in net income for the year ended December 31, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $5,248,000, or 43%, due primarily to a 60% increase in average interest-earning assets; and noninterest income increased by $2,161,000, or 23%, due to increases in fees and service charges due to our overall growth, loan referral fees and in gains on sales of SBA loans at SWCB and item processing fees at FDSI. During 2004 we had a loss on sale of securities as compared to $288,000 in securities gains in 2003. Partially offsetting the increases in revenues, noninterest expense increased by $3,738,000, or 24%, and the provision for loan losses increased $675,000, or 84%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

     The growth in revenues and earnings at FDSI is dependent upon acquiring new item processing customers, the growth of existing customers and the retention of existing customers. Management expects to benefit from the recent formation of new banks and the continuing growth of existing banks in our market area; however, an increase in merger and acquisition activity may cause the unplanned loss of existing customers and “Check 21” may reduce the need for item processing services by reducing the flow of paper check clearings.

     For the year 2004, the return on average assets was 1.18% and the return on average equity was 17.61%, as compared to 1.03% and 16.88%, respectively, for the year 2003.

     As of December 31, 2004 consolidated total assets were $532,874,000 as compared to $338,815,000 at December 31, 2003, a 57% increase. Total loans increased 50% to $283,600,000 and total deposits increased 57% to $482,762,000 as of December 31, 2004 as compared to December 31, 2003. Shareholders’ equity increased $19,926,000, to $38,888,000 at December 31, 2004 from $18,962,000 as of December 31, 2003. The increase included net income for the period and the $14,384,000 in net proceeds from the common stock offering that was completed during the third quarter.

Year 2003 Compared to 2002

     The 62% increase in net income for the year December 31, 2003 as compared to the same period in 2002 was a result of several factors. Net interest income increased by $4,203,000, or 52%, due primarily to a 48% increase in average interest-earning assets; and noninterest income increased by $979,000, or 12%, due to increases in fees and service charges due to our overall growth and in gains on sales of SBA loans at SWCB and item processing fees at FDSI. During 2003 we also had $288,000 in securities gains as securities were sold to fund loan growth. Partially offsetting the increases in revenues, noninterest expense increased by $2,989,000, or 23%, and the provision for loan losses increased $145,000, or 22%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.

     The increase in earnings at FDSI in 2002 and subsequent decrease in 2003 was the result of the loss of an item processing customer and increased expenses. During 2002 FDSI recognized a one-time increase in revenue from the former customer’s payment of a contract termination fee. The comparison of revenues from 2003 to 2002 is impacted by the 2002 one-time payment and the consequent loss of revenue from that customer in 2003. During 2003, FDSI also experienced increased expenses related to the opening of an additional processing center in January 2003. Although FDSI recognized an overall increase in revenues from 2002 to 2003, the rate of increase was impacted by the loss of the customer that merged into another institution and, as a result of increased expenses related to the new office, net income declined. The growth in revenues and earnings at FDSI is dependent upon acquiring new item processing customers, the growth of existing customers and the retention of existing customers.

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

     Allowance for Loan Losses

     We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the adequacy of the allowance for loan losses, the amount of the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. If our estimate of possible loan losses or an increase in actual loan losses required us to increase the allowance for loan losses, we would increase the allowance through an increase in the provision for loan losses taken as a charge against earnings. Conversely, if net loan losses are less that expected, we may be able to reduce our provision for loan losses in future periods.

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

     The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates of interest earned or paid, net interest income and net interest spread:

Analysis of Average Rates and Balances

	Year Ended December 31,
	2004			2003			2002
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
				(dollars in thousands)
Assets
Investment Securities (1)	$41,061	$1,553	3.78%	$22,215	$745	3.35%	$9,557	$479	5.01%
Federal funds sold & other	56,792	834	1.47%	22,487	242	1.08%	24,169	409	1.69%
Loans (2)	222,376	16,660	7.49%	155,686	12,285	7.89%	101,736	8,234	8.09%

Total Interest-Earning Assets	320,229	19,047	5.95%	200,388	13,272	6.62%	135,462	9,122	6.73%

Noninterest-earning assets	83,613			83,613			38,350

Total Assets	$403,842			$284,001			$173,812

Liabilities
Interest-bearing demand	$6,364	14	0.22%	$5,058	11	0.22%	$3,631	7	0.19%
Savings & Money Market	75,931	907	1.19%	41,461	377	0.91%	37,957	522	1.38%
Time deposits	11,580	135	1.17%	15,156	290	1.91%	16,799	479	2.85%
Borrowings	10,390	466	4.49%	8,952	317	3.54%	630	40	6.35%

Total Interest-Bearing Liabilities	104,265	1,522	1.46%	70,627	995	1.41%	59,017	1,048	1.78%

Demand deposits	271,929			195,288			100,718
Other liabilities	706			694			1,592

Total Liabilities	376,900			266,609			161,327
Shareholders’ Equity	26,942			17,392			12,485

Total Liabilities and Shareholders’ Equity	$403,842			$284,001			$173,812

Net interest income/margin		$17,525	5.47%		$12,277	6.13%		$8,074	5.96%

Net interest spread			4.49%			5.21%			4.96%

(1)	The yield for investment securities reflects that securities totaling $40,608,000 in 2004, $21,152,000 in 2003 and $8,185,000 in 2002 were classified as available-for-sale and carried at market value while $453,000 in 2004, $1,063,000 in 2003 and $1,372,000 in 2002 were classified as held-to-maturity and carried at cost.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $1,957,000 in 2004, $1,537,000 in 2003 and $723,000 in 2002.

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

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income of these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes in the Analysis of Changes in Volume and Interest Rates table that follows:

	Analysis of Changes in Volume and Interest Rates
	2004 from 2003			2003 from 2002
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$702	$106	$808	$466	$(200)	$266
Federal funds sold & other	478	114	592	(26)	(141)	(167)
Loans	5,024	(649)	4,375	4,262	(211)	4,051

Total interest income	6,204	(429)	5,775	4,702	(552)	4,150

Interest-bearing demand	3	—	3	3	1	4
Savings & Money Market	384	146	530	45	(190)	(145)
Time deposits	(58)	(97)	(155)	(43)	(146)	(189)
Notes payable	15	134	149	302	(25)	277

Total interest expense	344	183	527	307	(360)	(53)

Net Interest Income	$5,860	$(612)	$5,248	$4,395	$(192)	$4,203

     Year 2004 compared to 2003

     For the year ended December 31, 2004, net interest income was $17,525,000, an increase of $5,248,000, or 43%, as compared to $12,277,000 for the year ended December 31, 2003. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by lower yields on loans and the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $119,841,000, or 60%, versus an increase in average interest-bearing liabilities of $33,638,000, or 48%. The increase in average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $66,690,000, or 43%. The increased volume of our interest-bearing assets contributed $6,204,000 towards the net increase in net interest income, of which the increased volume of loans contributed $5,024,000, offset by $344,000 due to the increased volume of interest-bearing liabilities. Interest rates had an overall negative impact of $612,000 on net interest income, of which $429,000 resulted from lower yields on interest-earning assets and $183,000 was due to in increased costs of interest-bearing liabilities. Lower loan yields contributed $649,000 of the overall decrease.

     The net interest margin for the year 2004 was 5.47%, a decrease of 66 basis points from 6.13% for the year 2003. The decrease in net interest margin was due to a decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities partially offset by a continuing decrease in the proportion of interest-bearing liabilities to interest-earning assets. The yield on interest-earning assets was 5.95% for the year 2004, a decrease of 67 basis points as compared to 6.62% for the year 2003. The lower yield was primarily due to lower yields on loans. The lower yield on loans was due to the prime rate declining during 2003 to a low of 4.0% at mid-year and remaining there through the first half of 2004. While the average prime rate in 2004 increased to 4.34% as compared to 4.12% in 2003 loans added in 2003 and early 2004 continued to reduce the overall loan yield. The average cost of interest-bearing liabilities was 1.46% in 2004, an increase of 5 basis points from 1.41% in 2003. Most of our growth was supported by an increase in average noninterest-bearing deposits, which increased $76,641,000, or 39%. As a result, the ratio of interest-earning assets to interest-bearing liabilities increased from 2.84:1 to 3.07:1. No assurance can be given that this trend will continue.

     Year 2003 compared to 2002

     For the year ended December 31, 2003, net interest income was $12,277,000, an increase of $4,203,000, or 52%, as compared to $8,074,000 for the year ended December 31, 2002. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by declining rates and the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $64,926,000, or 48%, versus an increase in average interest-bearing liabilities of $11,610,000, or 20%. The increase in average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $53,950,000, or 53%. The increased volume of our interest-bearing assets contributed $4,702,000 towards the net increase in net interest income, of which the increased volume of loans contributed $4,262,000, offset by $307,000 due to the increased volume of interest-bearing liabilities. Declining rates had an overall negative impact of $192,000 on net interest income, of which $552,000 resulted from declining yields on interest-earning assets, offset by $360,000 in reduced costs of interest-bearing liabilities. Declining loan rates contributed $211,000 of the overall decrease.

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

Noninterest Income

     For the year ended December 31, 2004, noninterest income was $11,369,000, an increase of $2,161,000, or 23%, from the 2003 amount of $9,208,000. The major items contributing to the increase were fees and service charges, item processing income, loan referral fees and gains from the sale of SBA loans. Fees and service charges increased $295,000, or 12%, from 2003 to 2004, primarily as a result of an increasing deposit customer base. Item processing income, which is generated by FDSI, increased $590,000, or 13%, from 2003 to 2004, primarily as a result of an increased number of clients using the services of FDSI. Loan referral fees increased $750,000, or 235%, to $1,069,000 in 2004 due an increase in the volume of loans referred to a correspondent bank. Gains on sales of SBA loans increased $684,000, or 58%, due to increased loan originations.

     For the year ended December 31, 2003, noninterest income was $9,208,000, an increase of $979,000, or 12%, from $8,229,000 for the year 2002. The major items contributing to the increase were fees and service charges, item processing income, gains from sales of SBA loans and gains from sales of securities. Fees and service charges increased $146,000, or 6%, as a result of the growth in deposits. Item processing income, generated by FDSI, our item processing subsidiary, increased $320,000, or 7%, from 2002 to 2003. The slower growth in item processing income is partially due to the loss of a customer in 2002 for which FDSI received a termination fee in 2002. Gains on sales of SBA loans increased $214,000, or 22%, due to increased loan originations. Gains on sales of securities totaled $228,000 during the year 2003. There were no sales of securities during the same period in 2002.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 75% of total noninterest expense. Growth in these expenses during the following periods is consistent with our growth in earning assets and revenues.

     Noninterest expense for the year ended December 31, 2004, increased $3,738,000, or 24%, to $19,479,000 from $15,741,000 in 2003. The major items contributing to the increase were salaries and benefits increasing $2,089,000, or 24%, occupancy expense increasing $275,000, or 21%, data processing and equipment expense increasing $267,000, or 12%, and correspondent bank fees increasing $466,000, or 276%, to $635,000. The increases in all expense classifications were primarily attributable to the growth of both SWCB and FDSI, including increases in the number of employees and the number of offices. The increase in correspondent bank fees was due to higher fees for improved cash letter deferred funds availability.

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

Income Taxes

     Income taxes for the year ended December 31, 2004, totaled $3,195,000, or 40.2% of income before taxes, as compared to $2,009,000, or 40.6% of income before taxes, for 2003 and $1,079,000, or 37.2% of income before income taxes, for the year 2002. The increase in the effective tax rate in 2004 and 2003 as compared to 2002 and prior periods is due to a decrease in the proportion of consolidated net income coming from FDSI, which, prior to becoming a wholly-owned subsidiary in 2004, did not provide for income taxes due to unused net operating loss carry forwards.

ANALYSIS OF FINANCIAL POSITION

Loans

     Loan Categories

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

Analysis of Loans

	December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
				(dollars in thousands)
Loan Category
Real estate loans:
Construction	$99,478	35%	$69,087	36%	$22,053	17%	$15,215	18%	$15,355	24%
Residential	22,014	7%	8,499	5%	11,879	9%	6,603	8%	5,846	9%
Commercial	85,205	30%	51,495	27%	44,823	35%	19,560	23%	7,098	11%

Total real estate	206,697	72%	129,081	68%	78,755	61%	41,378	49%	28,299	44%
Commercial	77,855	27%	59,669	31%	48,555	38%	40,813	48%	33,322	52%
Consumer & Other	1,642	1%	1,890	1%	1,770	1%	2,513	3%	2,854	4%

Total Loans	286,194	100%	190,640	100%	129,080	100%	84,704	100%	64,475	100%

Less deferred loan income	(2,594)		(1,925)		(1,426)		(692)		(303)

Loans, net	$283,600		$188,715		$127,654		$84,012		$64,172

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

     Branch officers are assigned lending limits commensurate with their experience and skill and are capped at $50,000 for unsecured loans and $100,000 for secured loans. Loan requests exceeding branch officer limits are referred to Loan Administration for underwriting, review and approval. Lending limits for Loan Administration lenders are capped at $200,000 for unsecured requests and $500,000 for secured loans. The Chief Executive Officer and the President/Chief Operating Officer have combined lending limits when acting jointly of $750,000 unsecured and $1,500,000 secured. All requests exceeding the authority of the Chief Executive Officer and the President/Chief Operating Officer combined are submitted to the Board of Director’s Loan Committee for approval. Additionally, all new loans, regardless of amount, are reviewed by the Loan Committee monthly and all new loans of $500,000 or more or relationships that aggregate $500,000 or more are reported to the Board monthly. All processing, boarding and servicing of loans are performed by Loan Administration regardless of loan amount.

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

     Commercial business loans and SBA 7a loans are offered to existing and start-up businesses for various purposes. Such loans are generally collateralized with assets of the business and junior liens on personal residences. Commercial business loans are underwritten on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. We seek to structure these loans so that they have more than one source of repayment. The borrower is required to provide sufficient information to allow us to make an adequate credit evaluation. In most instances, this information consists of financial statements, tax returns, projected cash flows, current financial information on any guarantor and information about any collateral. Loans to closely held business borrowers typically require personal guarantees by the principals. Lines of credit and asset based loans are generally written for 12 months. SBA 7a loans can have terms of up to 25 years. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2.75% and a documentation fee of $500 to $1,000. Loan fees for non-SBA loans can range from 1% to 2%.

     Loan Maturities

     The following table sets forth the maturity distribution of our real estate-construction and commercial loans outstanding at December 31, 2004. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rate loans generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2004, approximately 87% of our loan portfolio was comprised of floating interest rate loans. However, approximately 58% of the floating rate loans have interest rate floors. This offers rate protection in a downward rate environment as the loans continue to earn interest at the floor and not lower. As rates increase these loans will not reprice until rates exceed the floor, putting pressure on the interest rate margin in the short term. Non-performing loans are included in this schedule based on nominal maturities even though we may be unable to collect such loans at their maturity date.

Loans Repricing or Maturing as of December 31, 2004

	Maturing
	Within	One to	After
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
Real estate - construction	$77,030	$22,405	$43	$99,478
Commercial	33,835	10,165	33,855	77,855

Total	$110,865	$32,570	$33,898	$177,333

Loans with predetermined interest rates	$2,616	$3,158	$—	$5,774
Loans with floating or adjustable interest rates	108,249	29,412	33,898	171,559

Total	$110,865	$32,570	$33,898	$177,333

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

Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$1,766	$1,101	$139	$304	$112
Loans past due 90 days or more and still accruing

Total nonperforming loans	1,766	1,101	139	304	112

Other real estate owned
Total nonperforming assets	$1,766	$1,101	$139	$304	$112

Nonperforming loans as a percent of total loans	0.62%	0.58%	0.11%	0.36%	0.17%
Nonperforming assets as a percent of total assets	0.33%	0.32%	0.06%	0.24%	0.13%

     Additional interest income of $78,000, $82,000 and $21,000 would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $16,000, $40,000 and $0 was recorded on these loans for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in nonaccrual loans in the year ended December 31, 2004 reflects the increase in total loans. The majority of the loans on nonaccrual are loans to small business of which a major portion of the outstanding balance is guaranteed by the SBA.

Investment Securities

     In order to manage our liquidity as well as for earnings, we purchase United States Treasury and Agency securities and other investment securities. Securities may be pledged to meet collateral requirements imposed as a condition to receipt of public fund deposits and for borrowing purposes. We generally categorize our investment securities as available-for-sale so that they can be a secondary source of liquidity. As of December 31, 2004, 2003 and 2002, the carrying values of securities pledged were $23,588,000, $23,852,000 and $15,129,000, respectively.

     The following table summarizes the amounts, classification and distribution of investment securities held as of the date indicated:

Investment Portfolio

	December 31,
	2004	2003	2002
	(dollars in thousands)
Available-for-Sale
U.S. Treasury and government agencies	$4,436	$4,327	$2,101
Mortgage backed securities	55,117	18,876	11,457
Municipal Securities	1,936	—	—

Total	$61,489	$23,203	$13,558

Held-to-Maturity
Mortgage backed securities	$316	$649	$1,572

Total	$316	$649	$1,572

     The following table summarizes the amounts and distribution of our investment securities, held as of the date indicated, and the weighted average yields:

Analysis of Investment Yields and Maturities

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-Sale
U.S. Government Agencies	$—		$4,436	2.92%			$—		$4,436	2.92%
Mortgage-backed securities	—		—		7,310	3.34%	47,807	4.31%	55,117	4.18%
Municipal securities	—		—		1,266	3.66%	670	3.85%	1,936	3.72%

Total	$—		$4,436	2.92%	$8,576	3.39%	$48,477	4.30%	$61,489	4.07%

Held-to-Maturity

Mortgage-backed securities	$—		$—		$—		$316	6.25%	$316	6.25%

     Deposits

     Deposits are our primary source of funds. We offer a wide range of deposit products; however, the major portion of our deposits are noninterest-bearing demand deposits from business customers. Approximately $222 million, $134 million and $121 million in average balances during the months ended December 31, 2004, 2003 and 2002, respectively, were from real estate related service businesses whose aggregate average balances represented 1% or more of our total deposits. Our business is not seasonal in nature and we are not dependent upon funds from sources outside the United States. At December 31, 2004 we had no brokered funds on deposit.

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Analysis of Average Deposits

	Year Ended December 31,
	2004		2003		2002
		%		%		%
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand	$271,929	—	$195,288	—	$100,718	—
Interest-bearing demand	6,364	0.22%	5,058	0.22%	3,631	0.19%
Savings & money market	75,931	1.19%	41,461	0.91%	37,957	1.38%
Time	11,580	1.17%	15,156	1.91%	16,799	2.85%

Total Deposits	$365,804	0.29%	$256,963	0.26%	$159,105	0.63%

     The following schedule shows the maturity of our time deposits of $100,000 or more as of December 31, 2004:

Maturity of Time Deposits of $100,000 or More

Amount
Three months or less	$4,234
Over three to six months	1,443
Over six to twelve months	715
Over twelve months	220

Total	$6,612

Borrowed Funds

     In April 2003, we received $8,248,000 from our special purpose trust subsidiary that was formed to issue trust preferred securities. The subordinated debt and the trust preferred securities bear a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15% (the “Coupon Rate”), provided the Coupon Rate shall not exceed 11.75% prior to June 26, 2008, and mature in 30 years. The initial rate of interest was 4.47%. The current Coupon Rate, which was reset on December 26, 2004, is 5.70%. Interest expense related to this borrowing totaled $388,000 and $249,000 for the years ended December 31, 2004 and 2003, respectively, at an average rate of 4.70% and 4.36%, respectively.

     We have a credit line with the Federal Home Loan Bank of San Francisco (“FHLB”) that would allow us to borrow overnight or for extended periods in amounts up to 20% of total assets, on a collateralized basis. At December 31, 2004 we had pledged investment securities and loans that would permit borrowing approximately $50,000,000 under the credit line. At December 31, 2004 there are no borrowings outstanding under the line of credit. During the year ended December 31, 2004, we had average borrowings under the line of credit of $1,107,000, with total interest expense of $14,000 at an average cost of 1.30%, and a maximum outstanding of $27,500,000. During the year ended December 31, 2003 we had average borrowings under the credit line of $3,247,000, with total interest expense of $46,000 at an average cost of 1.41%, and a maximum outstanding of $10,000,000. We did not use the line in 2002.

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

     Each month we also review the allowance and make additional provisions to the allowance as needed. For the year ended December 31, 2004 the provision for loan losses was $1,475,000 as compared to $800,000 for the year ended December 31, 2003 and $655,000 for the year 2002. The provisions for loan losses have primarily reflected the growth of the loan portfolio as net charge-offs since opening SWCB total only $713,000.

     At December 31, 2004, the allowance for loan losses was 1.31% of loans outstanding, as compared to 1.32% and 1.39% at December 31, 2003 and 2002, respectively. At December 31, 2004, the allowance for loan losses was 2.12 times non-performing loans. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

     The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

Analysis of Allowance for Loan Losses

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Outstanding loans:
End of the period	$286,194	$190,640	$129,080	$84,704	$64,475
Average for the period	222,376	155,686	101,736	71,552	45,601

Allowance for loan losses:
Balance at beginning of period	$2,511	$1,798	$1,104	$808	$319

Loans charged off:
Commercial	300	103	8	238	259
Consumer	2	14	—	4	—

	302	117	8	242	259

Recoveries
Commercial	60	30	47	77	—
Consumer	—	—	—	1	—

	60	30	47	78	—

Net Charge-offs/(recoveries)	242	87	(39)	164	259

Provisions charged to operating expense	1,475	800	655	460	748

Balance at end of period	$3,744	$2,511	$1,798	$1,104	$808

Ratios:
Net charge-offs (recoveries) to average loans	0.11%	0.06%	(0.04%)	0.23%	0.57%

Allowance to loans at period end	1.31%	1.32%	1.39%	1.30%	1.25%

     The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

Allocation of Allowance for Loan Losses

	At December 31,
	2004		2003		2002
	(dollars in thousands)
		Percent of		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Real Estate
Construction	$895	35%	$622	36%	$198	17%
Residential	198	7%	76	5%	107	9%
Commercial	865	30%	446	27%	433	35%

Total real estate	1,958	72%	1,144	68%	738	61%
Commercial	1,223	27%	1,053	31%	688	38%
Consumer & other	32	1%	13	1%	115	1%
Unallocated allowance	531		301		257

Total	$3,744	100%	$2,511	100%	$1,798	100%

	At December 31,
	2001		2000
	(dollars in thousands)
		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Real estate
Construction	$137	18%	$138	24%
Residential	59	8%	53	9%
Commercial	178	23%	63	11%

Total real estate	374	49%	254	44%
Commercial	555	48%	388	52%
Consumer & other	53	3%	60	4%
Unallocated allowance	122		106

Total	$1,104	100%	$808	100%

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

     At December 31, 2004, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of December 31, 2004:
Tire 1 leverage capital ratio	5.0%	9.5%	8.1%
Tier 1 risk-based capital ratio	6.0%	12.8%	10.9%
Total risk-based capital ratio	10.0%	13.8%	12.0%

     During the year ended December 31, 2004 shareholders’ equity increased $19,926,000 to $38,888,000. The increase included net income of $4,745,000, proceeds for a common stock offering of $14,384,000 and $841,000 from the exercise of stock options and warrants, less a $44,000 decrease in the unrealized gain on available-for-sale securities.

     During the year ended December 31, 2003 shareholders’ equity increased $2,785,000 to $18,962,000. The increase included net income of $2,935,000 and $81,000 from the exercise of stock options and warrants, less a $231,000 decrease in the unrealized gain on available-for-sale securities.

     During 2002, shareholders’ equity increased $7,402,000 to $16,177,000 at December 31, 2002. The increase included the net proceeds of $5,417,000 from the sale of 634,620 shares of common stock, net income of $1,817,000, an increase of $136,000 in the unrealized gain on available-for-sale securities, and $32,000 from the exercise of stock options and warrants.

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

     As of December 31, 2004, SWCB had commitments to extend credit and standby letters of credit in the amounts of $74,131,000 and $2,521,000, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

Contractual Obligations

     The following table reflects the maturities of SWCB’s contractual obligations, by category:

Contractual Obligations

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(dollars in thousands)
Junior subordinated debentures				$8,248	$8,248
Operating lease obligations	1,060	1,923	1,242	764	4,989
Other contractual obligations	165				165

Total	$1,225	$1,923	$1,242	$9,012	$13,402

     Contractual obligations for the junior subordinated debentures, notes payable and operating leases are discussed in Notes 9 and 11 of Notes to Consolidated Financial Statements contained in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA.” Other contractual obligations relate to our minimum liability associated with our data processing contract with a third-party provider.

Liquidity and Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans.

     The acquisition of deposits has been our primary source of funds used to invest in earning assets. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings. We expect that deposits will continue to be the primary source of funds in future periods. We emphasize seeking demand deposits from business customers in our market area. If necessary, we can also pursue the higher cost time deposits. One method that banks utilize for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. Although we did not have any “brokered deposits” at December 31, 2004, we have accepted brokered deposits in the past and may do so in the future.

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of December 31, 2004, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits was 48%. At December 31, 2003 and 2002, our liquid assets as a percentage of deposits was 45% and 49%, respectively. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal fund and maintain borrowing facilities that we can access on a daily basis.

     SWCB maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. SWCB also has a credit line with the Federal Home Loan Bank of San Francisco which would allow SWCB to borrow up to 20% of its assets ($97,000,000 as of December 31, 2004) on a collateralized basis. As of December 31, 2003, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $50,000,000. These facilities have been used infrequently.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual period beginning after June 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the consolidated statements of income.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

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

     Changes in interest rates may also affect customer behavior, such as by increasing or decreasing loan prepayments, which can affect the economic value of a loan or investment security. Because our earning assets have relatively short repricing terms and most of our liabilities are non rate sensitive or have very short repricing terms, we do not expect significant changes in the economic value of our assets, liabilities or net equity from changing interest rates

     The following table shows our cumulative gap analysis as of December 31, 2004. The table indicates that we had a positive one year cumulative gap of $166 million, or 31% of total assets and 40% of rate sensitive assets. Our positive gap position indicates that we would benefit from increases in interest rates. In the current low interest rate environment, we consider the risk of interest rates increasing in future periods to be greater than interest rates decreasing. Currently, our ratio of rate sensitive assets to rate sensitive liabilities is higher than our policy guidelines due to the large portion of our deposits coming from noninterest-bearing demand deposits. During a period of increasing interest rates, we may experience some shift from the noninterest-bearing demand deposits to interest-bearing accounts, however, because most of these deposits are from businesses we do not expect the shift to be significant due to the limitations on providing interest-bearing deposits to businesses.

Interest Rate Sensitivity

	As of December 31, 2004
	Less than	3 Months	1 to 5	Over 5	Non Rate
	3 Months	to 1 Year	Years	Years	Sensitive	Total
	(dollars in thousands)
Securities	$2,116	$6,267	$19,181	$34,508	$—	$62,072
Federal funds sold	69,190	—	—	—	—	69,190
Loans	206,416	9,062	56,240	14,476	—	286,194
FHLB stock	1,301	—	—		—	1,301

Total rate sensitive assets	279,023	15,329	75,421	48,984	—	418,757
All other assets					114,117	114,117

Total	$279,023	$15,329	$75,421	$48,984	$114,117	$532,874

Money market and NOW	$101,875	$—	$—	$—	$—	$101,875
Savings	7,831	—	—	—	0	7,831
Time deposits	6,297	3,899	243	—	0	10,439
Borrowings	8,248	—			—	8,248

Total rate sensitive liabilities	124,251	3,899	243	—	—	128,393
All other liabilities	—	—	—	—	365,593	365,593
Shareholders’ equity	—	—	—	—	38,888	38,888

Total	$124,251	$3,899	$243	$—	$404,481	$532,874

Period gap	$154,772	$11,430	$75,178	$48,984	$(290,364)	$—

Cumulative gap	$154,772	$166,202	$241,380	$290,364	$—

Cumulative rate sensitive gap
as a % of total assets	29%	31%	45%	54%
as a % of rate sensitive assets	37%	40%	58%	69%
Cumulative rate sensitive assets
as a % of cumulative rate sensitive liabilities	225%	230%	288%	326%

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

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$23,896	9.9%
Up 200 basis points	23,222	6.8%
Up 100 basis points	22,496	3.4%
Base	21,750	0.00%
Down 100 basis points	21,034	(3.3%)
Down 200 basis points	20,378	(6.3%)
Down 300 basis points	19,754	(9.2%)

     Inflation

     The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses. During 2001 to 2004 the impact of inflation has been minor as interest rates have been low and economic growth in the economy moderate.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Southwest Community Bancorp
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Southwest Community Bancorp and Subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Community Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations, changes in shareholders’ equity and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek Trine Day & Co., LLP
Rancho Cucamonga, California
January 28, 2005

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$101,162	$110,372
Federal funds sold	69,190	4,175

Cash and cash equivalents	170,352	114,547
Interest-bearing deposits in financial institutions	267	268
Investment securities available-for-sale	61,489	23,203
Investment securities held-to-maturity	316	649

Loans, net of unearned income	283,600	188,715
Less allowance for loan losses	3,744	2,511

Net loans	279,856	186,204

Premises and equipment	3,784	4,477
Federal Home Loan Bank stock at cost	1,301	542
Cash surrender value of life insurance	6,306	4,129
Other assets	9,203	4,796

Total Assets	$532,874	$338,815

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$362,617	$236,641
Money market and NOW	101,875	51,954
Savings	7,831	5,899
Time deposits under $100,000	3,827	5,606
Time deposits $100,000 and over	6,612	8,279

Total Deposits	482,762	308,379

Accrued interest and other liabilities	2,976	1,762
Junior subordinated debt	8,248	8,248
Minority interest in subsidiary	—	1,464

Total Liabilities	493,986	319,853

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,484,266 and 2,902,462 shares issued and outstanding in 2004 and 2003, respectively	29,901	14,676
Retained earnings	9,107	4,362
Accumulated other comprehensive (loss)	(120)	(76)

Total Shareholders’ Equity	38,888	18,962

Total Liabilities and Shareholders’ Equity	$532,874	$338,815

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands, except per share data)
Interest Income
Loans	$16,660	$12,285	$8,234
Investment securities	1,553	728	471
Federal funds sold	788	237	366
Interest bearing deposits & other	46	22	51

Total interest income	19,047	13,272	9,122

Interest Expense
Deposits	1,056	678	1,008
Borrowings	466	317	40

Total interest expense	1,522	995	1,048

Net interest income	17,525	12,277	8,074
Provision for loan losses	1,475	800	655

Net interest income after provision for loan losses	16,050	11,477	7,419

Noninterest Income
Deposit fees and service charges	2,721	2,426	2,194
Item processing income	5,247	4,657	4,337
Loan referral fees	1,069	319	405
Gain on sale of SBA loans	1,861	1,177	963
Gain (loss) on sale of securities	(35)	228	—
Other income	506	401	330

Total noninterest income	11,369	9,208	8,229

Noninterest Expense
Salaries and employee benefits	10,867	8,778	7,269
Occupancy	1,588	1,313	965
Equipment and data processing	2,476	2,209	1,936
Advertising and promotional	364	286	256
Regulation Q costs	686	641	533
Correspondent bank fees	635	169	125
Professional services	584	411	335
Stationery and supplies	352	313	298
Telephone	314	261	251
Other	1,613	1,360	784

Total noninterest expense	19,479	15,741	12,752

Income before income taxes	7,940	4,944	2,896
Income taxes	3,195	2,009	1,079

Net income	$4,745	$2,935	$1,817

Basic earnings per common share	$1.53	$1.01	$0.70

Diluted earnings per common share	$1.25	$0.85	$0.63

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002

				Retained	Accumulated
				Earnings	Other	Total
	Common Stock		Comprehensive	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Income	Deficit)	Income (loss)	Equity
	(dollars in thousands)
Balance, December 31, 2001	2,247,742	$9,146		$(390)	$19	$8,775
Stock issued, net of costs of $83	634,620	5,417				5,417
Options exercised	6,000	26				26
Warrants exercised	600	6				6
Comprehensive income:
Net income			$1,817	1,817		1,817
Net unrealized gain on securities net of tax of $95			136		136	136

Total comprehensive income			$1,953

Balance, December 31, 2002	2,888,962	14,595		1,427	155	16,177
Options exercised	11,400	61				61
Warrants exercised	2,100	20				20
Comprehensive income:
Net income			$2,935	2,935		2,935
Net unrealized loss on securities, net of tax benefit of $68			(97)		(97)	(97)
Reclassification adjustment for realized gains, net of tax of $93			(134)		(134)	(134)

Total comprehensive income			$2,704

Balance, December 31, 2003	2,902,462	14,676		4,362	(76)	18,962
Stock issued, net of costs of $130	483,867	14,384				14,384
Options exercised, including tax benefit of $368	93,737	801				801
Warrants exercised	4,200	40				40
Comprehensive income:
Net income			$4,745	4,745		4,745
Net unrealized loss on securities, net of tax benefit of $45			(65)		(65)	(65)
Reclassification adjustment for realized loss, net of tax benefit of $14			21		21	21

Total comprehensive income			$4,701

Balance, December 31, 2004	3,484,266	$29,901		$9,107	$(120)	$38,888

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands)
Operating Activities
Net Income	$4,745	$2,935	$1,817
Depreciation and amortization	1,654	1,459	1,099
Amortization/accretion of premiums/discounts on investment securities, net	335	356	50
Provision for loan losses	1,475	800	655
Loss (gain) on sale of investment securities	35	(228)	—
Deferred income tax benefit	(184)	(773)	(204)
Increase in cash value of life insurance	(177)	(168)	(145)
Stock dividends on FHLB stock	(33)	(10)	(4)
Net change in other assets and liabilities	(740)	(43)	(676)

Net Cash Provided by Operating Activities	7,110	4,328	2,592

Investing Activities
Change in deposits in other financial institutions, net	1	(201)	1,283
Purchase/redemption of FHLB stock, net	(726)	(456)	—
Purchase of investment securities available-for-sale	(63,969)	(29,268)	(15,280)
Proceeds from sales of investment securities available-for-sale	19,090	12,352	—
Proceeds from maturities of investment securities available-for-sale	6,161	6,783	6,937
Purchase of investment securities held-to-maturity	—	—	(2,262)
Proceeds from maturities of investment securities held-to-maturity	321	891	690
Purchases of premises and equipment	(961)	(2,310)	(1,076)
Sale of premises and equipment	—	—	5
Purchase of life insurance	(2,000)	—	(1,300)
Net increase in loans	(95,127)	(61,148)	(43,603)
Investment in trust	—	(248)	—
Purchase of minority interest in FDSI	(3,350)	—	—
Change in minority investment in subsidiary	15	79	877

Net Cash Used in Investing Activities	(140,545)	(73,526)	(53,729)

Financing Activities
Net increase in deposits	174,383	76,384	119,139
Proceeds from issuance of junior subordinated debt	—	8,248	—
Net proceeds from issuance of common stock	14,384	—	5,417
Proceeds from exercise of stock options	433	61	26
Proceeds from exercise of stock warrants	40	20	6

Net Cash Provided by Financing Activities	189,240	84,713	124,588

Net Increase in Cash and Cash Equivalents	55,805	15,515	73,451
Cash and Cash Equivalents at Beginning of Period	114,547	99,032	25,581

Cash and Cash Equivalents at End of Period	$170,352	$114,547	$99,032

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$1,540	$999	$1,051

Cash Paid for Taxes	$4,026	$2,301	$1,129

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(44)	$(231)	$136

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Nature of Operations

Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent–only basis and the “Company” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and its majority owned subsidiary Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003, pursuant to a Plan of Reorganization and Merger Agreement dated December 18, 2002, and each outstanding share of the Bank’s common stock was converted into one share of the Southwest Community’s common stock and all outstanding shares of the Bank’s common stock were transferred to Southwest Community. In addition, each outstanding warrant to purchase the Bank’s common stock was converted into a warrant to purchase Southwest Community’s common stock.

The Bank began operations on December 1, 1997, as a state-chartered bank and currently operates eight banking offices within San Diego, Orange, Riverside and San Bernardino Counties and a loan production office in Los Angeles County. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provides item processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and FDSI. All material intercompany balances and transactions have been eliminated in consolidation. Minority interest at December 31, 2003 represented the minority shareholder’s forty-nine percent share of the equity of FDSI. The consolidated financial statements do not include the accounts of Southwest Community Statutory Trust I (“the Trust”), a business trust formed to issue trust preferred securities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes

Use of Estimates in the Preparation of Financial Statements

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

Material estimates subject to change include the carrying value of financial instruments (such as investment securities, loans, deposits, borrowings and commitments to extend credit) and valuation allowances (such as the allowance for loan losses and the valuation of loan collateral or any foreclosed assets). In of the determination of the allowance for losses on loans and the valuation of loan collateral or foreclosed assets, management obtains independent appraisals for significant properties.

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

Cash and Due from Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company’s subsidiary Bank complied with the reserve requirements as of December 31, 2004.

The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 — Summary of Significant Accounting Policies, Continued

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

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities are classified at the time of purchase into one of three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are reported at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

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

Loans are placed on nonaccrual when a loan is determined to be impaired or when principal or interest is delinquent for 90 days or more. When loans are placed on nonaccrual, any interest previously accrued but unpaid is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. All loans on nonaccrual are measured for impairment. The measurement provisions of SFAS No. 114 are applied to all loans in the portfolio. Loans are generally charged off at such time the loan is classified as a loss.

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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 — Summary of Significant Accounting Policies, Continued

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

Obligations under Standby Letters of Credit

Beginning in 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirement relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods ended after December 15, 2002. Our guarantor obligations are primarily the standby letters of credit we issue on behalf of customers. Our liability for obligations under standby letters of credit is measured by the amount charged to issue the facility. The amount charged is deferred and amortized to income over the term of the commitment. Adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operation.

Item Processing Income

Item processing fees are recognized as income by our item processing subsidiary on the accrual method based on services provided during the period. Fees are generally based on contracted rates for specific items processed.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of our accumulated other comprehensive income.

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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 — Summary of Significant Accounting Policies, Continued

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share)
Net income as reported	$4,745	$2,935	$1,817
Add: Stock-based compensation included in net income	—	—	—
Less: Stock-based compensation that would have been reported using the fair value method of SFAS No. 123	(587)	(221)	(202)
Add: related income tax benefit	68	82	75

Pro forma net income	$4,226	$2,796	$1,690

Basic earnings per share:
As reported	$1.53	$1.01	$0.70
Pro forma	1.36	0.96	0.65

Diluted earnings per share:
As reported	$1.25	$0.85	$0.63
Pro forma	1.11	0.81	0.58

See “Recent Accounting Pronouncements” below related to the revision of SFAS No. 123 which will require the Company to record share based compensation cost at fair value for periods beginning after June 15, 2005.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual period beginning after June 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the Consolidated Statements of Income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 2 — Investment Securities

At December 31, 2004, the investment securities portfolio was comprised of securities classified as available-for-sale or held-to-maturity, in accordance with SFAS No. 115.

The amortized cost and estimated fair values of investment securities at December 31, 2004 and 2003 are as follows:

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
December 31, 2004
U.S. Government agency obligations	$4,505	$—	$69	$4,436
Mortgage-backed securities	55,244	150	277	55,117
Municipal securities	1,944	2	10	1,936

Total	$61,693	$152	$356	$61,489

December 31, 2003
U.S. Government agency obligations	$4,489	$3	$165	$4,327
Mortgage-backed securities	18,844	55	23	18,876

Total	$23,333	58	$188	$23,203

	Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
December 31, 2004
Mortgage-backed securities	$316	$13	$—	$329

December 31, 2003
Mortgage-backed securities	$649	$24	$—	$673

Proceeds from the sale of investment securities available-for-sale totaled $19,090,000 during 2004. Gross gains on the sale of investment securities totaled $81,000 and gross losses totaled $116,000 in 2004. Proceeds from the sale of investment securities available-for-sale totaled $12,352,000 during 2003. Gross gains on the sale of investment securities totaled $228,000 in 2003. There were no sales of investment securities in 2002.

The following table presents the fair value and the unrealized loss on securities that were considered temporarily impaired (fair value was less than amortized cost) for impairment periods of less than twelve months and for periods of twelve months or longer as of December 31, 2004.

	Impairment Period
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
U.S. Government agency obligations	$2,497	$8	$1,939	$61	$4,436	$69
Mortgage-backed securities	28,815	277			28,815	277
Municipal securities	725	10			725	10

Total	$32,037	$295	$1,939	$61	$33,976	$356

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 2 — Investment Securities, Continued

The temporary impairment of these securities is a result of an increase in market interest rates as compared to the coupon rate of the securities and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment in the results of operations.

The amortized cost and fair values of investment securities at December 31, 2004, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value
	(dollars in thousands)
Due after one year through five years	$4,505	$4,436
Due after five years through ten years	8,634	8,576
Due after ten years	48,554	48,477

	$61,693	$61,489

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(dollars in thousands)
Due after ten years	$316	$329

Investment securities having a carrying value of approximately $23,588,000 and $23,852,000 at December 31, 2004 and 2003, respectively, were pledged to secure borrowing lines, public deposits and for other purposes as required by law.

Note 3 – Loans

The loan portfolio consists primarily of loans to Bank borrowers within Southern California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The following table presents loans by collateral type and the percentage of each category of collateral to total loans as of December 31, 2004 and 2003.

	2004		2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Construction	$99,478	35%	$69,087	36%
Residential	22,014	7%	8,499	5%
Commercial	85,205	30%	51,495	27%

Total Real Estate Loans	206,697	72%	129,081	68%

Commercial	77,855	27%	59,669	31%
Consumer & other	1,642	1%	1,890	1%

Total Loans	286,194	100%	190,640	100%

Less unearned income	(2,594)		(1,925)

Loans, net	$283,600		$188,715

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 3 – Loans, Continued

The following is a summary of impaired loans, the related allowance for loan losses and income recognized thereon as of December 31, 2004 and 2003.

	2004	2003
	(dollars in thousands)
Impaired loans with a valuation allowance	$1,766	$1,101
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,766	$1,101

Valuation allowance related to impaired loans	$132	$83

The average balance of impaired loans and the related interest income recognized, were as follows:

	2004	2003	2002
	(dollars in thousands)
Average recorded investment in impaired loans	$1,106	$789	$135

Cash receipts applied to reduce principal balance	$86	$622	$39

Interest income recognized for cash payments	$—	$—	$—

Nonaccruing loans totaled $1,766,000 and $1,101,000 at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, all loans on nonaccrual were classified as impaired. Additional interest income of $78,000, $82,000 and $21,000 would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $16,000, $40,000 and $0 was recorded on these loans for the years ended December 31, 2004, 2003 and 2002, respectively. No additional funds are committed to be advanced in connection with impaired loans.

There were no loans past due 90 days or more in interest or principal and still accruing interest at December 31, 2004 and 2003, respectively. No loans were classified as troubled debt restructurings.

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses is presented below:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Balance, beginning of year	$2,511	$1,798	$1,104
Recoveries of charge-offs	60	30	47
Provision charged to operations	1,475	800	655
Charge-offs	(302)	(117)	(8)

Balance, end of year	$3,744	$2,511	$1,798

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 5 Transactions with Officers and Directors

In the ordinary course of business the Bank has extended loans to certain directors, officers, their immediate families and the companies with which they are associated. All such loans and commitments to lend were made under terms, which are consistent with the Bank’s normal lending policies

The following is an analysis of all such loans for the years indicated:

	Years Ended December 31,
	2004	2003
	(dollars in thousands)
Balance, beginning of year	$3,614	$3,291
Credit granted, including renewals	807	3,575
Repayments	(1,138)	(3,252)

Balance, end of year	$3,283	$3,614

Related party deposit accounts as of December 31, 2004 and 2003 totaled approximately $1,128,000 and $5,370,000, respectively.

Note 6 — Premises and Equipment

A summary of premises and equipment as of December 31 follows:

	2004	2003
	(dollars in thousands)
Leasehold improvements	$2,259	$2,154
Furniture, fixtures, and equipment	7,466	6,705

	9,725	8,859
Less accumulated depreciation and amortization	(5,941)	(4,382)

	$3,784	$4,477

Depreciation expense for 2004, 2003 and 2002 was $1,654,000, $1,459,000 and $1,099,000, respectively.

Note 7 — Deposits

Deposits are the major source of funds for lending and investments. Noninterest-bearing demand deposits are payable immediately upon demand or are issued with an original maturity or required notice period of less than seven days. The Bank has reserved the right to require at least seven days written notice prior to withdrawal of funds in interest-bearing demand accounts. Money market accounts are interest bearing and are limited to six transfers per month to third parties. Savings deposits are interest bearing and do not allow third party transfers. Time deposits have a minimum maturity of seven days and are subject to early withdrawal penalties.

The deposit balance of one large depositor represented 35% and 33% of deposits as of December 31, 2004 and 2003, respectively.

Interest expense for certificates of deposit of $100,000 or more was $90,000 and $130,000 for the years ended December 31, 2004 and 2003, respectively.

The following table presents the maturity distribution of time certificates of deposit at December 31, 2004 (in thousands)

Year Ending December 31,	Amount
2005	$10,197
2006	242

$10,439

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 8 — Junior Subordinated Debt

On April 22, 2003, we issued $8,248,000 of junior subordinated debt to the Trust established by us, which in turn issued $8,000,000 of trust preferred securities. The debt matures in 30 years and bears a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15% (the “Coupon Rate”), provided the rate will not exceed 11.75% prior to June 26, 2008. The initial rate was 4.47% and the current Coupon Rate, as of the last reset on December 24, 2004, is 5.70%. Interest expense related to this borrowing totaled $388,000 and $249,000 for the years ended December 31, 2004 and 2003, respectively, at average rates of 4.70% and 4.36%. Subject to percentage limitations, these securities are considered Tier 1 capital for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Trust is not consolidated in these financial statements.

Note 9 — Common Stock and Warrants

During 2004, we issued 483,867 shares of common stock in a best efforts offering. Net proceeds from the offering, after costs of approximately $130,000, were $14,384,000.

In July 2002, we issued 634,620 shares of common stock in a unit offering that consisted of fifteen shares of common stock and one warrant to purchase three shares of common stock, as adjusted for subsequent stock splits. Net proceeds from the offering were $5,417,000. The warrants can be exercised at any time through April 30, 2007. At December 31, 2004, there were warrants outstanding to purchase 120,024 shares of common stock at the exercise price of $9.53 per share.

On January 16, 2002, the Board of Directors approved a five-for-four stock split of the common stock payable to shareholders of record on March 15, 2002. On April 16, 2003 the Board of Directors approved a two-for-one stock split of common stock payable to shareholders of record on May 14, 2003. On April 21, 2004, the Board of Directors approved a three-for two stock split payable to shareholders of record on May 20, 2004. All outstanding shares, stock options and related per share earnings calculations included in these financial statements have been retroactively adjusted for these stock splits.

Note 10 — Salary Continuation Plan

The Company has entered into supplemental compensation agreements with certain key management personnel. These agreements provide for aggregate annual compensation for all participants of $240,000 for life at retirement with subsequent 3% cost of living adjustments and a death benefit that varies based on the age of the participant at time of death. The aggregate future value of the obligations at December 31, 2004 was $5,931,000. Participants vest ratably each plan year until retirement, termination, death or disability. The agreements were funded by purchasing single premium life insurance contracts. The Company is accruing the compensation obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $350,000, $188,000 and $123,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Earnings on the life insurance contracts were approximately $177,000, $168,000 and $145,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, an obligation of $678,000 and a cash value of insurance of $6,306,000 were recorded.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 11 — Income Taxes

The current and deferred amounts of the provision for income taxes were:

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Current
Federal	$2,766	$2,084	$970
State	981	698	313

Deferred
Federal	(406)	(596)	(166)
State	(146)	(177)	(38)

Income tax expense	$3,195	$2,009	$1,079

A reconciliation of the Bank’s actual tax expense with Federal statutory rates is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Tax at Federal rate of 34%	$2,700	$1,681	$985
State tax, net of Federal benefit	568	344	182
Other	(73)	(16)	(88)

	$3,195	$2,009	$1,079

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition as of December 31:

	2004	2003
	(dollars in thousands)
Deferred Tax Assets
Allowance for loan losses	$1,476	$974
Fixed assets - depreciation	197	97
Deferred Compensation	279	135
Net operating loss of subsidiary	531	—
Accruals	235	223
Available-for-sale securities	83	53

Total	2,801	1,482

Deferred Tax Liabilities
Cash basis reporting	295	67
Prepaid expenses	224	—
Deferred loan costs	143	—
Stock dividends	26	14

Total	688	81

Net Deferred Tax Assets	$2,113	$1,401

No valuation allowance was established as management believes it is more likely than not that the Company will fully realize the benefits of the deferred tax assets.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 12 — Commitments and Contingencies

Leases

The Bank is a party to a number of non-cancelable building operating lease agreements. The leases extend for varying periods up to ten years and may include renewal provisions. Minimum future lease obligations on operating leases having initial or remaining terms of more than one year as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,	Amount
2005	$1,060
2006	985
2007	938
2008	821
2009	421
Thereafter	764

$4,989

The Company leases one of its branches from a company whose president is on the Board of Directors of the Company and the Bank. The lease is classified as an operating lease and provides for minimum annual rents of approximately $31,000 through September 30, 2005. The future lease obligations are included above.

Rent expense for operating leases amounted to $1,041,000, $833,000 and $574,000 in 2004, 2003 and 2002, respectively.

Litigation

In the ordinary course of business, the Company becomes involved in various claims and legal actions. In the opinion of management, based upon consultation with the Company’s legal counsel, the disposition of these matters will not have a material effect on the Company’s financial position.

Guarantor Obligations

At December 31, 2004 and 2003, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $2,521,000 and $3,912,000, respectively. Our recorded liability, which is the unamortized balance of the fees charged, was approximately $2,000 and $15,000 for the letters of credit outstanding at December 31, 2004 and 2003. Standby letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

Off-Balance-Sheet Items

At December 31, 2004 and 2003, the Bank had undisbursed loan commitments in the amount of approximately $74,131,000 and $74,382,000, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.

Federal Home Loan Bank (FHLB) Line of Credit

The FHLB line of credit, which is primarily used for liquidity management, provides for the Bank to borrow up to an amount equal to 20% of its assets on a collateralized basis. The Bank had approximately $43,793,000 and $31,701,000 in loans and $20,353,000 and $17,861,000 in investment securities pledged at the FHLB as collateral for this facility at December 31, 2004 and 2003, respectively. As of December 31, 2004, the collateral pledged for this facility would have allowed the Bank to borrow up to approximately $50,000,000.

Correspondent Bank Credit Lines

The Bank has $8 million in unsecured Federal funds lines of credit with two correspondent banks.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 13 — Stock Option Plan

On March 18, 2003, the shareholders of the Company approved the Southwest Community Bancorp 2002 Stock Option Plan (the 2002 Plan”), which provided for the issuance of up to 1,500,000 (after giving effect for stock splits) shares of common stock. Under the 2002 Plan, the Company may grant both incentive and nonqualified stock options to its directors, officers and employees. Effective with the holding company reorganization on April 1, 2003, options outstanding under the prior stock option plan of the Bank were exchanged for stock options under the 2002 Plan.

All outstanding options were granted at prices equal to the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively: risk-free rates of 3.82%, 3.57% and 3.67%; dividend yields of 0% for all years presented, expected life of eight years for all years, and volatility of 31%, 35% and 18%, respectively.

The following summarizes information about stock options outstanding at December 31, 2004, 2003 and 2002. These tables have been retroactively adjusted for stock splits.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	882,803	$7.53	758,303	$5.61	623,678	$4.76
Options granted	149,050	23.10	144,375	17.77	142,500	9.27
Options exercised	(93,737)	4.62	(11,400)	5.33	(6,000)	4.40
Options forfeited	(36,226)	12.90	(8,475)	13.26	(1,875)	6.40

Outstanding at end of year	901,890	$10.19	882,803	$7.53	758,303	$5.61

Options available for grant end of year	497,473		610,297		141,696
Options exercisable at year-end	535,769		530,721		447,010
Weighted-average fair value of options granted during the year		$10.29		$8.27		$3.04

Options Outstanding
			Weighted
		Remaining	Average	Options Exercisable
Exercise		Contractual	Exercise		Average
Price	Shares	Life (Years)	Price	Shares	Price
$ 3.56 - $ 4.65	325,850	3.2	$3.77	325,850	$3.77
$ 4.66 - $ 9.00	281,490	6.3	7.35	176,094	7.00
$ 9.01 - $13.00	30,000	7.7	11.43	10,500	11.20
$13.01 - $20.00	184,500	8.8	18.39	23,325	18.25
$20.01 - $25.00	32,550	9.3	23.33	—	—
$25.01 - $30.00	47,500	9.7	29.43	—	—

	901,890	6.0	$10.19	535,769	$6.93

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 14 - Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Income	Shares	Income	Shares	Income	Shares
			(dollars in thousands)
Net income as reported	$4,745	—	$2,935	—	$1,817	—
Shares outstanding at period end	—	3,484,266	—	2,902,462	—	2,888,962
Impact of weighting shares issued during the period	—	(379,890)	—	(4,304)	—	(303,160)

Used in basic earnings per share	4,745	3,104,376	2,935	2,898,158	1,817	2,585,802

Dilutive Effect of Outstanding Stock Options	—	695,120	—	570,466	—	315,756

Used in diluted earnings per share	$4,745	3,799,496	$2,935	3,468,624	$1,817	2,901,558

Basic net income per share	$1.53		$1.01		$0.70

Diluted net income per share	$1.25		$0.85		$0.63

Note 15 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category). To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 15 - Regulatory Matters, Continued

The following table also sets forth the Company’s and the Bank’s actual capital amounts and ratios:

					Minimum to be well
					capitalized under
			Minimum for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2004:
Total capital (to risk-weighted assets)	$48,881	13.8%	$28,314	8.0%	$35,392	10.0%
Tier 1 capital (to risk-weighted assets)	45,137	12.8%	15,357	4.0%	23,035	6.0%
Tier 1 capital (to average assets)	45,137	9.5%	18,953	4.0%	23,691	5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets)	$31,014	13.5%	$18,396	8.0%	$22,995	10.0%
Tier 1 capital (to risk-weighted assets)	27,337	11.9%	9,198	4.0%	13,797	6.0%
Tier 1 capital (to average assets)	27,337	8.7%	12,583	4.0%	15,729	5.0%

Southwest Community Bank
As of December 31, 2004:
Total capital (to risk-weighted assets)	$41,611	12.0%	$27,696	8.0%	$34,620	10.0%
Tier 1 capital (to risk-weighted assets)	37,867	10.9%	13,848	4.0%	20,772	6.0%
Tier 1 capital (to average assets)	37,867	8.1%	18,784	4.0%	23,480	5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets)	$27,296	12.1%	$18,057	8.0%	$22,571	10.0%
Tier 1 capital (to risk-weighted assets)	24,785	11.0%	9,028	4.0%	13,543	6.0%
Tier 1 capital (to average assets)	24,785	8.0%	12,445	4.0%	15,557	5.0%

Dividend Restrictions

Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under certain federal laws and regulations governing the banking and financial service business. The ability of the Company to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings and is limited by various state and federal statutes and regulations.

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made by the bank to shareholders during the same period. Based on this limitation, the amount available at the Bank for payment of dividends as of December 31, 2004 was approximately $8,200,000.

FDIC Insurance

The FDIC is a U.S. Government corporation that insures the deposits of Federal Reserve System member banks and non-member banks. The FDIC provides insurance on deposits up to $100,000. In return for this protection, the Bank pays an assessment based on total deposits. The FDIC is responsible for supervision of state chartered FDIC insured banks that are not members of the Federal Reserve System. The Bank is a state chartered non-member bank.

Note 16 - Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 16 - Fair Value of Financial Instruments (continued)

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$170,352	$170,352	$114,547	$114,547
Interest bearing deposits in financial institutions	267	267	268	268
Investment securities	61,805	61,818	23,852	23,876
Loans, net	279,856	279,107	186,204	185,952
Federal Home Loan Bank stock at cost	1,301	1,301	542	542

Financial Liabilities
Noninterest bearing demand	362,617	362,617	236,641	236,641
Interest bearing deposits	120,145	120,131	71,738	71,750
Junior subordinated debt	8,248	8,248	8,248	8,248

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments Commitments to extend credit and standby letters of credit	$76,652	$767	$78,294	$783

The following methods and assumptions were used in estimating fair value disclosures:

Cash and Cash Equivalents - The carrying amounts approximate fair values due to the short-term nature of the assets.

Investment Securities - Fair values are based upon quoted market prices, where available.

Federal Home Loan Bank stock at cost - The carrying amount approximates the fair value based on the redemption provisions of the Federal Home Loan Bank.

Interest-bearing Deposits in Other Financial Institutions - The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

Deposits - The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. .

Junior Subordinated Debt - The carrying amount of the junior subordinated debt approximates fair value.

Off-balance Sheet Instruments - Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 17 - Condensed Financial Information of Parent Company Only

	December 31,	December 31,
	2004	2003
	(dollars in thousands)
Condensed Balance Sheet
Assets:
Cash	$2,929	$88
Investment in subsidiaries	43,312	26,809
Other assets	903	319

Total Assets	$47,144	$27,216

Liabilities:
Accrued interest	$8	$6
Junior subordinated debt	8,248	8,248

Total liabilities	8,256	8,254
Shareholders’ equity	38,888	18,962

Total liabilities and shareholders’ equity	$47,144	$27,216

	Years Ended
	December 31,	December 31,
	2004	2003
Condensed Statements of Income
Dividend income from subsidiaries	$1,550	$300
Other income	12	3

Total income	1,562	303

Interest expense	462	249
Other expenses	310	85

Total expense	772	334

Income before income taxes and equity in undistributed income of subsidiaries	790	(31)
Income tax benefit	(258)	(136)

Income before equity in undistributed income of subsidiaries	1,048	105
Equity in undistributed income of subsidiaries	3,697	2,830

Net Income	$4,745	$2,935

	Years Ended
	December 31,	December 31,
	2004	2003
Condensed Statements of Cash Flows
Net income	$4,745	$2,935
Change in other assets	(216)	(319)
Change in accrued interest payable	2	6
Undistributed income of subsidiaries	(3,697)	(2,830)

Cash flows provided by (used in) operating activities	834	(208)

Investment in subsidiaries	(12,850)	(7,750)
Investment in trust		(248)

Cash flows used in investing activities	(12,850)	(7,998)

Issuance of junior subordinated debt		8,248
Net proceeds from issuance of common stock	14,384
Proceeds from exercise of common stock warrants and options	473	46

Cash flows provided by financing activities	14,857	8,294

Net increase in cash and cash equivalents	2,841	88
Cash and cash equivalents at beginning of period	88	—

Cash and cash equivalents at end of period	$2,929	$88

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 18 - Reportable Business Segments

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company consists of two reportable business segments: banking, which includes the activities of the holding company and the subsidiary bank; and item processing, which includes the activities of FDSI. The holding company is included with the bank because its assets, liabilities and expenses are primarily related to the issuance of the trust preferred securities, the proceeds of which were primarily invested in the bank. The other column primarily consists of the elimination of interest income and interest expense related to inter-company loans and deposits and data processing fees for inter-company services.

		Item
Year Ended December 31, 2004	Banking	Processing	Other	Total
	(dollars in thousands)
Interest Income	$19,012	$6	$(8)	$19,010
Interest Expense	1,538	13	(8)	1,543

Net interest income	17,474	(7)	—	17,467
Provision for loan losses	1,475			1,475
Noninterest Income	6,180	5,679	(433)	11,426
Noninterest Expense	14,349	5,547	(418)	19,478

Income before income taxes & minority interest	7,830	125	(15)	7,940
Less minority interest		15	(15)	—
Income taxes	3,200	(5)		3,195

Net income	$4,630	$115	$—	$4,745

Total Assets	$528,356	$5,231	$(713)	$532,874

		Item
Year Ended December 31, 2003	Banking	Processing	Other	Total
	(dollars in thousands)
Interest Income	$13,286	$5	$(19)	$13,272
Interest Expense	978	36	(19)	995

Net interest income	12,308	(31)	—	12,277
Provision for loan losses	800			800
Noninterest Income	4,551	4,994	(337)	9,208
Noninterest Expense	11,198	4,800	(257)	15,741

Income before income taxes & minority interest	4,861	163	(80)	4,944
Less minority interest		80	(80)	—
Income taxes	2,009			2,009

Net income	$2,852	$83	$—	$2,935

Total Assets	$335,969	$3,379	$(533)	$338,815

		Item
Year Ended December 31, 2002	Banking	Processing	Other	Total
	(dollars in thousands)
Interest Income	$9,154	$3	$(35)	$9,122
Interest Expense	1,011	72	(35)	1,048

Net interest income	8,143	(69)	—	8,074
Provision for loan losses	655			655
Noninterest Income	3,892	4,596	(259)	8,229
Noninterest Expense	8,734	4,036	(18)	12,752

Income before income taxes & minority interest	2,646	491	(241)	2,896
Less minority interest		241	(241)	—
Income taxes	1,078	1		1,079

Net income	$1,568	$249	$—	$1,817

Total Assets	$248,638	$3,967	$(1,707)	$250,898

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 19 – Summary of Quarterly Result of Operations (Unaudited)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
	(dollars in thousands, except per share data)
2004
Interest income	$4,039	$4,427	$4,764	$5,817	$19,047
Interest expense	279	347	440	456	1,522
Net interest income	3,760	4,080	4,324	5,361	17,525
Provision for loan losses	300	225	200	750	1,475
Noninterest income	2,630	3,051	2,848	2,840	11,369
Noninterest expense	4,266	4,738	4,996	5,479	19,479
Net income	$1,096	$1,286	$1,179	$1,184	$4,745

Earnings per common share:
Basic	$0.38	$0.43	$0.38	$0.34	$1.53
Diluted	$0.31	$0.35	$0.31	$0.28	$1.25

2003
Interest income	$2,898	$3,226	$3,352	$3,796	$13,272
Interest expense	178	258	301	258	995
Net interest income	2,720	2,968	3,051	3,538	12,277
Provision for loan losses	190	210	95	305	800
Noninterest income	2,240	2,334	2,123	2,511	9,208
Noninterest expense	3,649	3,963	3,972	4,157	15,741
Net income	$669	$669	$653	$944	$2,935

Earnings per common share:
Basic	$0.23	$0.23	$0.23	$0.32	$1.01
Diluted	$0.20	$0.19	$0.19	$0.27	$0.85

Note 20 – Subsequent Event - Stock Dividend

On March 23, 2005, the Board of Directors approved a five percent stock dividend payable on May 18, 2005 to shareholders of record as of April 25, 2005. Per share data in these financial statements have not been adjusted for this stock dividend.

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

     As of the year ended December 31, 2004, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the year ended December 31, 2004, these disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

     There was no information required to be disclosed on Form 8-K during the fourth quarter of 2004 but not reported.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Boards of Directors of the Company, SWCB and FDSI have adopted a code of ethics that applies to their principal financial officers, including the Chief Executive Officer and the Chief Financial Officer. The code of ethics, which we call our Code of Ethics for Principal Financial Officers, is available on our corporate web site, www.swcbank.com in the section entitled “Corporate Governance.”

     The remaining information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 18, 2005. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 18, 2005. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 18, 2005. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 18, 2005. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 18, 2005. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Documents filed as a part of this report:

(a) Financial Statements:

(1) Listed and included in Part II, Item 8.

(2) Financial Statement Schedules:

In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

(3) Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

Reg. S-K
Item 601
Exhibit No.	Description
3.1	Articles of Incorporation of Southwest Community Bancorp, Restated as of May 20, 2004 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on June 21, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Southwest Community Bancorp (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2004 and incorporated herein by reference).

4.1	Indenture dated as of April 22, 2003 by and between the Registrant and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.2	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.3	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among the Registrant, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mecardante, James Lemery and Paul M. Weil, as Administrators (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.4	Form of Common Security Certificate of Southwest Community Statutory Trust I (included as Exhibit A-1 to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.5	Guarantee Agreement dated as of April 22, 2003 between the Registrant, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.6	Form of Warrant Certificate (filed as Exhibit 4.6 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.1.1	Southwest Community Bancorp 2002 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.1.2	Amendment No. 1 to Southwest Community Bancorp 2002 Stock Option Plan dated May 19, 2004 (filed as Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1 filed on June 21, 2004 and incorporated herein by reference).

10.2	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.3	Employment Agreement dated January 29, 1998 with Frank J. Mercardante (filed as Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.4	Extension and Modification of Employment Agreement dated August 20, 2001 with Frank J. Mercardante (filed as Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.5	Executive Supplemental Compensation Agreement dated October 17, 2001 with Frank J. Mercardante (filed as Exhibit 10.5 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.6	Extension and Modification of Employment Agreement dated December 8, 2003 with Frank J. Mercardante (filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.7	Life Insurance Endorsement Method Split Dollar Plan Agreement for Frank J. Mercardante (filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.8	Extension of Employment Agreement dated December 31, 2001 with Stuart F. McFarland (filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.9.1	Executive Supplemental Compensation Agreement dated October 1, 2002 with Stuart F. McFarland (filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.9.2	First Amendment to the Executive Supplemental Compensation Agreement by and Between Southwest Community Bank and Stuart McFarland.

10.10.1	Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 6, 2003 for Stuart F. McFarland (filed as Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.10.2	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and Between Southwest Community Bank and Stuart McFarland.

10.11	Modification of Employment Agreement dated November 20, 2003 with Stuart F. McFarland (filed as Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.12	Employment Agreement dated December 31, 2000 with Tim Dewan (filed as Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.13P	Lease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.13P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.14P	Sublease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.14P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.15P	Lease Agreement (1146 West Valley Parkway, Suite 102) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.15P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.16P	Lease Agreement (1235 Avocado Boulevard) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.16P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.17P	Lease Agreement (26755 Jefferson Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.17P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.18P	Lease Agreement (2401 E. Katella Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.18P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.19P	Lease Agreement (5810 El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.19P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.20P	Lease Agreement (330 North Brand, Suite 525) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.20P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.21P	Lease Agreement (277 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.21P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.22P	Lease Agreement (2235 Polvorosa Avenue, Suite 260) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.22P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.23P	Lease Agreement (9440 Telstar Avenue, Suite 6) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.23P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.24P	Lease Agreement (267 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.24P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.25P	Lease Agreement (5611 Palmer Way, Suite G) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.25P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.26P	Lease Agreement (41188 Sandalwood Circle) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.26P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.27P	Lease Agreement (41162 Sandalwood Circle, Unit A) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.27P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.28	Southwest Community Bank 401(k) Plan, as amended (filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.29	Employment Agreement dated October 29, 2004 with Alan J. Lane (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.30	Executive Supplemental Compensation Agreement dated January 20, 2005 with Alan J. Lane.

10.31	Lease Agreement (599 North E. Street, San Bernardino)

10.32	Lease Agreement (5650 El Camino Real, Suite 130, Carlsbad)

11.1	Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K

12.1	Not applicable.

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Frank J. Mercardante.

31.2	Section 302 Certification of James L. Lemery.

32.1	Section 906 Certification of Frank J. Mercardante.

32.2	Section 906 Certification of James L. Lemery.

(b) Exhibits

     The exhibits listed above in Item 15(a)(3) above are incorporated herein by this reference.

(c) Excluded Financial Statements

     Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Dated: March 23, 2005	By:	/s/ Frank J. Mercardante
Frank J. Mercardante
( Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan W. Arendsee	Director	March 23, 2005
Allan W. Arendsee

/s/ Carol M. Beres	Director	March 23, 2005
Carol M. Beres

/s/ Richard T. L. Chan	Director	March 23, 2005
Richard T. L. Chan

/s/ Karen J. Estes	Director	March 23, 2005
Karen J. Estes

/s/ Philip H. Holtkamp	Director	March 23, 2005
Philip H. Holtkamp

/s/ Alan J. Lane	Director, President	March 23, 2005
Alan J. Lane

/s/ James L. Lemery	Executive Vice President and	March 23, 2005
James L. Lemery	Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

/s/ Howard B. Levenson	Chairman of the Board	March 23, 2005
Howard B. Levenson

/s/ Stuart F. McFarland	Director, Executive Vice President	March 23, 2005
Stuart F. McFarland

/s/ Frank. J. Mercardante	Director, Chief Executive	March 23, 2005
Frank J. Mercardante	Officer (Principal
Executive Officer)

/s/ Paul M. Weil	Vice Chairman and Corporate	March 23, 2005
Paul M. Weil	Secretary