Form 10-Q
period 2005-03-31
SOUTHWEST COMMUNITY BANCORP
filed 2005-05-13
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒          No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

     Number of shares of Common Stock outstanding as of April 30, 2005: 3,570,716

INDEX

PART I — Financial Information

PART I — Financial Information

Item 1 — Financial Statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$147,851	$101,162
Federal funds sold	66,355	69,190

Cash and cash equivalents	214,206	170,352

Interest-bearing deposits in financial institutions	267	267
Investment securities available-for-sale	82,506	61,489
Investment securities held-to-maturity	286	316

Loans, net of unearned income	287,312	283,600
Less allowance for loan losses	4,062	3,744

Net loans	283,250	279,856

Premises and equipment	3,544	3,784
Federal Home Loan Bank stock at cost	883	1,301
Cash surrender value of life insurance	8,783	6,306
Other assets	11,423	9,203

Total Assets	$605,148	$532,874

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$413,852	$362,617
Money market and NOW	121,238	101,875
Savings	8,015	7,831
Time deposits under $100,000	3,885	3,827
Time deposits $100,000 and over	5,242	6,612

Total Deposits	552,232	482,762

Accrued interest and other liabilities	3,564	2,976
Junior subordinated debt	8,248	8,248

Total Liabilities	564,044	493,986

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,570,716 and 3,484,266 shares issued and outstanding in 2005 and 2004, respectively	31,195	29,901
Retained earnings	10,632	9,107
Accumulated other comprehensive income (loss)	(723)	(120)

Total Shareholders’ Equity	41,104	38,888

Total Liabilities and Shareholders’ Equity	$605,148	$532,874

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Interest Income
Interest and fees on loans	$5,353	$3,780
Investment securities	737	217
Federal funds sold and other	339	42

Total interest income	6,429	4,039

Interest Expense
Deposits	494	164
Borrowings	119	115

Total interest expense	613	279

Net interest income	5,816	3,760
Provision for loan losses	315	300

Net interest income after provision	5,501	3,460

Noninterest Income
Fees and service charges	713	1,008
Item processing income	1,490	1,242
Gain on sale of SBA loans	338	256
Other income	203	124

Total noninterest income	2,744	2,630

Noninterest Expense
Salaries and employee benefits	3,174	2,390
Occupancy and equipment	1,083	933
Other	1,473	943

Total noninterest expense	5,730	4,266

Income before income taxes	2,515	1,824
Income taxes	990	728

Net income	$1,525	$1,096

Basic earnings per common share	$0.41	$0.36

Diluted earnings per common share	$0.35	$0.30

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
					Other
	Common Stock		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income (loss)	Total
Balance, December 31, 2003	2,902,462	$14,676		$4,362	$(76)	$18,962
Options exercised	15,563	80				80
Comprehensive income:
Net income			$1,096	1,096		1,096
Net unrealized gain on securities net of tax of $109			156		156	156

Total comprehensive income			$1,252

Balance, March 31, 2004 (unaudited)	2,918,025	$14,756		$5,458	$80	$20,294

Balance, December 31, 2004	3,484,266	$29,901		$9,107	$(120)	$38,888
Options exercised, including tax benefit of $928	84,650	1,277				1,277
Warrants exercised	1,800	17				17
Comprehensive income:
Net income			$1,525	1,525		1,525
Net unrealized loss on securities net of tax benefit of $421			(603)		(603)	(603)

Total comprehensive income			$922

Balance, March 31, 2005 (unaudited)	3,570,716	$31,195		$10,632	$(723)	$41,104

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Operating Activities
Net Income	$1,525	$1,096
Depreciation and amortization	423	398
Amortization/accretion of premiums/discounts on investment securities, net	226	64
Provision for loan losses	315	300
Deferred income tax benefit	(159)	(213)
Increase in cash value of life insurance	(77)	(44)
Net change in other assets and liabilities	(125)	146

Net Cash Provided by Operating Activities	2,128	1,747

Investing Activities
Change in deposits in other financial institutions, net	—	101
Redemption (purchase) of FHLB stock, net	418	(428)
Purchase of investment securities available-for-sale	(24,267)	—
Proceeds from maturities of investment securities available-for-sale	2,001	1,366
Proceeds from maturities of investment securities held-to-maturity	30	111
Purchases of premises and equipment	(183)	(280)
Net increase in loans	(3,709)	(22,872)
Purchase of life insurance	(2,400)	—
Purchase of minority interest in FDSI	—	(3,350)
Change in minority investment in subsidiary	—	15

Net Cash Used in Investing Activities	(28,110)	(25,337)

Financing Activities
Net increase in deposits	69,470	21,754
Proceeds from borrowing		2,000
Proceeds from exercise of stock options	349	80
Proceeds from exercise of stock warrants	17

Net Cash Provided by Financing Activities	69,836	23,834

Net Increase in Cash and Cash Equivalents	43,854	244
Cash and Cash Equivalents at Beginning of Period	170,352	114,547

Cash and Cash Equivalents at End of Period	$214,206	$114,791

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$610	$271

Cash Paid for Taxes	$—	$350

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(603)	$156

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and results of operations and changes in cash flows for the three month periods ended March 31, 2005 and 2004.

     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

Nature of Operations

     Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent -only basis and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and the Bank’s majority-owned subsidiary, Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003.

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

Note 2 — Earnings Per Share

     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	March 31, 2005		March 31, 2004
	Income	Shares	Income	Shares
	(dollars in thousands, except per share)
Net income as reported	$1,525	—	$1,096	—
Shares outstanding at period end	—	3,749,252	—	3,063,925
Impact of weighting shares issued during the period	—	(72,679)	—	(3,486)

Used in basic earnings per share	1,525	3,676,573	1,096	3,060,439

Dilutive Effect of Outstanding Stock Options	—	729,867	—	651,634

Used in diluted earnings per share	$1,525	4,406,440	$1,096	3,712,073

Basic net income per share	$0.41		$0.36

Diluted net income per share	$0.35		$0.30

Shares and per share calculations have been adjusted for the 5% stock dividend payable on May 18, 2005.

Note 3 — Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands,
	except per share)
Net income as reported	$1,525	$1,096
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(146)	(65)

Pro forma net income	$1,379	$1,031

Basic earnings per share:
As reported	$0.41	$0.36
Pro forma	0.38	0.34

Diluted earnings per share:
As reported	$0.35	$0.30
Pro forma	0.31	0.28

     See Note 4 — Recent Account Pronouncements below related to the revision of SFAS No. 123 which will require the Company to record share based compensation cost at fair value for periods beginning after December 15, 2005.

Note 4 — Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual period beginning after December 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the Consolidated Statements of Income.

Note 5 — Stock Dividend

     On March 23, 2005, the Board of Directors declared a five percent stock dividend on the Company’s common shares to shareholders of record as of April 25, 2005 and payable on May 18, 2005. Per share earnings calculations in this report have been retroactively adjusted for the stock dividend.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere herein, and with our Annual Report on Form 10-K.

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

     For information about factors that could cause our actual results to differ from our expectations, you should carefully read “ITEM 1 — DESCRIPTION OF BUSINESS — Material Risks Affecting the Company and our Common Stock” included in our Annual Report on Form 10-K. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We have no intention, and do not assume any obligation, to update these forward-looking statements .

FINANCIAL SUMMARY

     The primary source of the Company’s earnings comes from banking services provided by the Bank and to a lesser extent from item processing services provided by FDSI.

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

     The growth in Company assets and earnings and the contribution to earnings from our business segments for the three months ended March 31, 2004 and 2003 is summarized below and discussed in more detail in the following sections:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands,
	except per share)
Business Segment Earnings (Loss)
Banking:
Southwest Community Bank	$1,636	$1,169
Southwest Community Bancorp	(91)	(105)

Total Banking	1,545	1,064
Item Processing:
Financial Data Solutions, Inc.	(20)	32

Total Company Earnings	$1,525	$1,096

Diluted earnings per share	$0.35	$0.30

Consolidated assets	$605,148	$362,890
Average earning assets	$416,428	$241,360

Return on average equity	15.2%	22.3%
Return on average assets	1.2%	1.4%
Efficiency ratio	66.9%	66.8%

Results of Operations for the Three Months Ended March 31, 2005 Compared to 2004

     The 39% increase in net income for the three months ended March 31, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased by $2,056,000, or 55%, due primarily to a 72% increase in average interest-earning assets. Noninterest income increased by $114,000, or 4%. Partially offsetting the increases in revenues, noninterest expense increased by $1,464,000, or 34%, and the provision for loan losses increased $15,000, or 5%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits and occupancy and equipment related to the overall growth of the Bank, including adding two additional banking offices. The loss at FDSI in 2005 as compared to the earnings in 2004 was primarily the result of increased payroll and operating expenses incurred in expanding the northern California office to accommodate a large new account and increased marketing expenses.

Balance Sheet as of March 31, 2005 compared to December 31, 2004

     As of March 31, 2005 consolidated total assets increased $72,274,000, or 14%, to $605,148,000 as compared to $532,874,000 at December 31, 2004. The increase in assets was primarily in cash and due to banks, which increased $46,689,000, or 46% to $147,851,000 and in investment securities, which increased $20,986,000, or 34%, to $83,058,000. The increase in assets was funded primarily by the $69,470,000, or 14%, increase in total deposits to $552,232,000 as of March 31, 2005 as compared to $482,762,000 at December 31, 2004. Shareholders’ equity increased, primarily due to net income for the period and the exercise of stock options, to $41,104,000 at March 31, 2005 from $38,888,000 as of December 31, 2004.

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

     Our significant accounting policies and practices are described in Note 1 to our Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation that are included our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses and fair value of financial instruments as critical accounting policies.

RESULTS OF OPERATIONS

Net Interest Income

     Our earnings depend largely upon the difference between the income we receive from interest-earning assets and the interest paid on our interest-bearing liabilities. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on average total interest earning assets and the rate paid on average total interest-bearing liabilities.

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized rates earned or paid, net interest income, net interest margin and net interest spread:

Analysis of Average Rates and Balances and Changes in Net Interest Income

	Three Months Ended March 31,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (2)	Balance	Expense	Paid (2)
	(dollars in thousands)
Assets
Investment securities	$76,363	$737	3.86%	$24,048	$217	3.61%
Federal funds sold and other	54,325	339	2.50%	14,094	42	1.19%
Loans (1)	285,740	5,353	7.49%	203,218	3,780	7.44%

Total Interest-Earning Assets	416,428	6,429	6.18%	241,360	4,039	6.69%

Noninterest-earning assets	99,187			79,196

Total Assets	$515,615			$320,556

Liabilities
Interest-bearing demand	$8,505	4	0.19%	$5,464	4	0.29%
Savings & money market	107,726	455	1.69%	51,856	125	0.96%
Time deposits	10,084	35	1.39%	12,216	35	1.15%
Borrowings	8,248	119	5.77%	12,819	115	3.59%

Total Interest-Bearing Liabilities	134,563	613	1.82%	82,355	279	1.36%

Demand deposits	338,266			216,898
Other liabilities	3,030			1,660

Total Liabilities	475,859			300,913
Shareholders’ Equity	39,756			19,643

Total Liabilities and Equity	$515,615			$320,556

Net interest income/margin		$5,816	5.59%		$3,760	6.23%

Net interest spread			4.36%			5.33%

(1)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $490,000 in 2005 and $431,000 in 2004.

(2)	The rates have been annualized. No assurance can be given regarding the actual results for the year ending December 31, 2005.

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

     Net interest income is also affected by changes in the rates earned on assets and rates paid on liabilities. These are referred to as rate changes and impact on net interest income of these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata bsis between the volume and the rate changes in the table that follows:

Analysis of Volume and Interest Rates

	2005 from 2004
	Change due to		Total
	Volume	Rate	Change
	(dollars in thousands)
Investment securities	$504	$16	$520
Federal funds sold	195	102	297
Loans	1,545	28	1,573

Total interest income	2,244	146	2,390

Interest-bearing demand	2	(2)	—
Savings & Money Market	194	136	330
Time deposits	(7)	7	—
Borrowings	(50)	54	4

Total interest expense	139	195	334

Net Interest Income	$2,105	$(49)	$2,056

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     For the three months ended March 31, 2005, net interest income was $5,816,000, an increase of $2,056,000, or 55%, as compared to $3,760,000 for the three months ended March 31, 2004. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning assets. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $175,068,000, versus an increase in average interest-bearing liabilities of $52,208,000. Most of the earning asset growth was supported by the $121,368,000, or 56%, growth in average noninterest-bearing demand deposits. The decrease in the borrowing component of interest-bearing liabilities was due to repayment of Federal Home Loan Bank borrowing that was outstanding in the first quarter of 2004. The increased volume of our interest-earning assets contributed $2,244,000 towards the increase in net interest income. The $82,522,000, or 41%, increase in average loans contributed $1,545,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $139,000 increase in interest expense due to the increased volume of interest-bearing liabilities.

     Increased interest rates had an overall negative impact of only $49,000 on net interest income. The average prime rate during the first quarter of 2005 was 5.44% as compared to 4.00% during the first quarter of 2004. An increase of $146,000 from increased rates paid on interest-earning assets was offset by a $195,000 increase in interest expense due to higher rates on interest-bearing liabilities. The average rates paid on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels. Future increases in interest rates are expected to increase the rate earned on loans as the loans come off the floor levels. The floor provisions had tempered the impact of declining rates in prior periods.

     The net interest margin for the three months ended March 31, 2005 was 5.59%, a decrease of 64 basis points from 6.23% for the same period in 2004. The decrease in net interest margin was due to a decrease in the rates earned on interest-earning assets and an increase in the rates paid on interest-bearing liabilities.

     The rate earned on average total interest-earning assets was 6.18% for the first quarter of 2005, a decrease of 51 basis points as compared to 6.69% for the first quarter of 2004. The decrease in the rate earned on earning assets was primarily due to the change in asset mix. The average balances of the higher yielding loans decreased as a proportion of average total interest-earning assets from 84% in the first quarter of 2004 to 69% in the 2005 quarter.

     The average rate paid on average total interest-bearing liabilities was 1.82% in the first quarter of 2005, an increase of 46 basis points from 1.36% for the same period in 2004. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and the increased rate paid on borrowings.

Noninterest Income

     For the three months ended March 31, 2005, noninterest income was $2,744,000, an increase of $114,000, or 4%, from $2,630,000 for the three months ended March 31, 2004. The major items contributing to the increase were item processing income and gains on sale of SBA loans. These increases were partially offset by lower fees and service charges. Item processing income from FDSI, our item processing subsidiary, increased $248,000, or 20% to $1,490,000 for the three months ended March 31, 2005 due to increased processing volumes. Increased loan origination activity resulted in gains on sales of SBA loans of $338,000 during the first quarter of 2005, an increase of $82,000, or 32% as compared to the first quarter of 2004. The decrease in fees and service charges were due to lower deposit service charges and lower loan referral fees. Deposit service charge income generally decreases during periods of increasing interest rates due to higher earnings credits earned on business demand deposits.

Noninterest Expense

     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute approximately 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.

     Noninterest expense for the three months ended March 31, 2005, was $5,730,000, an increase of $1,464,000, or 34%, from $4,266,000 for the first quarter of 2004. The major items contributing to the increase were salaries and benefits increasing $784,000, or 33%, and occupancy expense and equipment expense increasing $150,000, or 16%. The increases in all expense classifications are attributable to growth of the Bank as well as the growth of FDSI, including increases in the number of employees and in the number of offices. The 2005 quarter includes expenses for additional branch offices in San Bernardino and Carlsbad that opened after the first quarter of 2004 as well as additional staff added to FDSI’s northern California processing center to accommodate a large new account.

FINANCIAL POSITION

     Our total assets increased $72,274,000, or 14%, to $605,148,000 at March 31, 2005 from $532,874,000 at December 31, 2004. The increase in assets is primarily due to a $46,689,000 increase in cash and due from banks and a $20,986,000 increase in investment securities. The increase in cash and due from banks at March 31, 2005, as compared to December 31, 2004, is primarily due to timing in the collection process of checks deposited by our customers. The increase in assets was funded primarily by a $69,470,000 increase in deposits, including $51,235,000 in noninterest-bearing demand deposits. We emphasize seeking demand deposits from business customers in our market area. The $2,216,000 million increase in shareholders’ equity was from our earnings for the first quarter of 2005 and the exercise of stock options, partially offset by the decrease in other comprehensive income caused by decreases in the market values on investment securities as interest rates increased.

Loans

     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	March 31, 2005		December 31, 2004
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$111,026	38%	$99,478	35%
Residential	11,658	4%	22,014	7%
Commercial	84,932	29%	85,205	30%

Total real estate	207,616	71%	206,697	72%
Commercial	80,787	28%	77,855	27%
Consumer & Other	1,413	1%	1,642	1%

Total Loans	289,816	100%	286,194	100%

Less deferred loan income	(2,504)		(2,594)

Net Loans	$287,312		$283,600

     The $3,712,000, or 1%, growth in loans during the quarter was less than in prior periods as the increases in construction and commercial loans was offset by pay-offs in residential and commercial real estate loans.

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

     At March 31, 2005, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	"Well	Southwest	Southwest
	Capitalized"	Community	Community
	Requirement	Bancorp	Bank
As of March 31, 2005:
Tire 1 leverage capital ratio	5.0%	9.4%	8.2%
Tier 1 risk-based capital ratio	6.0%	12.4%	11.0%
Total risk-based capital ratio	10.0%	13.5%	12.1%

As of December 31, 2004:
Tire 1 leverage capital ratio	5.0%	9.5%	8.1%
Tier 1 risk-based capital ratio	6.0%	12.8%	10.9%
Total risk-based capital ratio	10.0%	13.8%	12.0%

     During the three months ended March 31, 2005 shareholders’ equity increased $2,216,000 to $41,104,000. The increase included net income of $1,525,000, $1,292,000 from the exercise of stock options (including an income tax benefit of $928,000) and warrants, partially offset by a $603,000 increase in the net unrealized loss on available-for-sale securities.

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

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of March 31, 2005, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 54% as compared to 48% at December 31, 2004. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.

     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.

     The Bank maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow the Bank to borrow up to 20% of its assets ($151,000,000 as of March 31, 2005) on a collateralized basis. As of March 31, 2005, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $35,000,000. These facilities have been used infrequently.

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

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments. The following table summarizes the sensitivity of net interest income to change over a one year period under alternative scenarios. Our policy is to manage the interest rate risk exposure to less than a 15% decline in net interest income assuming a 200 basis point change in rates over a one year time period. At current interest rate levels, we do not believe the down 300 basis point simulation to be a realistic scenario.

Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$25,400	7.6%
Up 200 basis points	24,800	5.1%
Up 100 basis points	24,200	2.5%
Base	23,600	0.0%
Down 100 basis points	23,100	(2.1%)
Down 200 basis points	22,500	(4.7%)
Down 300 basis points	21,800	(7.6%)

Item 4 — Controls and Procedures

     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2005, these disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending March 31, 2005 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1 — Legal Proceedings

     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, the Bank or FDSI are a party and which may have a materially adverse effect upon Southwest Community, the Bank or FDSI’s property, business or results of operations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits

     The following exhibits are furnished with this report:

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP
Date: May 12, 2005	By:	/s/ Frank J. Mercardante
Frank J. Mercardante
Chief Executive Officer

Date: May 12, 2005	By:	/s/ James L. Lemery
James L. Lemery
Executive Vice President & Chief Financial Officer