Form 10-Q
period 2005-06-30
SOUTHWEST COMMUNITY BANCORP
filed 2005-08-15
CIK 1275873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of July 31, 2005: 3,788,227

PART I – Financial Information
Item 1 – Financial Statements
SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (dollars in thousands)

	June 30,	December 31,
	2005	2004
	Unaudited
Assets
Cash and due from banks	$129,825	$101,162
Federal funds sold	68,015	69,190

Cash and cash equivalents	197,840	170,352

Interest-bearing deposits in financial institutions	167	167
Investment securities available-for-sale	94,650	61,489
Investment securities held-to-maturity	243	316

Loans, net of unearned income	300,850	283,600
Less allowance for loan losses	4,374	3,744

Net loans	296,476	279,856

Premises and equipment	1,980	2,240
Federal Home Loan Bank stock at cost	1,421	1,301
Cash surrender value of life insurance	8,871	6,306
Assets related to discontinued operations	—	4,556
Other assets	6,732	6,291

Total Assets	$608,380	$532,874

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$423,850	$362,617
Money market and NOW	110,581	101,875
Savings	8,178	7,831
Time deposits under $100,000	3,727	3,827
Time deposits $100,000 and over	4,689	6,612

Total Deposits	551,025	482,762

Accrued interest and other liabilities	3,708	2,722
Junior subordinated debt	8,248	8,248
Liabilities related to discontinued operations	—	254

Total Liabilities	562,981	493,986

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,788,227 and 3,484,266 shares issued and outstanding in 2005 and 2004, respectively	37,055	29,901
Retained earnings	8,744	9,107
Accumulated other comprehensive income (loss)	(400)	(120)

Total Shareholders’ Equity	45,399	38,888

Total Liabilities and Shareholders’ Equity	$608,380	$532,874

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Interest Income
Interest and fees on loans	$5,861	$3,982	$11,214	$7,762
Investment securities	874	270	1,611	487
Federal funds sold and other	650	175	989	217

Total interest income	7,385	4,427	13,814	8,466

Interest Expense
Deposits	621	227	1,117	391
Borrowings	131	119	249	231

Total interest expense	752	346	1,366	622

Net interest income	6,633	4,081	12,448	7,844
Provision for loan losses	455	225	770	525

Net interest income after provision for loan losses	6,178	3,856	11,678	7,319

Noninterest Income
Fees and service charges	601	716	1,203	1,451
Loan referral fees	83	294	194	567
Gain on sale of SBA loans	729	429	1,067	685
Gain on sale of securities	(18)	—	(18)	—
Other income	190	88	394	212

Total noninterest income	1,585	1,527	2,840	2,915

Noninterest Expense
Salaries and employee benefits	2,253	1,900	4,405	3,574
Occupancy & Equipment	783	654	1,541	1,260
Other	1,216	991	2,513	1,774

Total noninterest expense	4,252	3,545	8,459	6,608

Income from continuing operations before income taxes	3,511	1,838	6,059	3,626
Income taxes	1,374	789	2,377	1,512

Income from continuing operations	2,137	1,049	3,682	2,114

Income from discontinued operations, net of tax	1,512	236	1,492	268

Net income	$3,649	$1,285	$5,174	$2,382

Earnings per common share:
Income from continuing operations — Basic	$0.56	$0.33	$0.98	$0.68
Income from continuing operations — Diluted	$0.49	$0.27	$0.84	$0.56

Income from discontinued operations — Basic	$0.41	$0.08	$0.41	$0.09
Income from discontinued operations — Diluted	$0.34	$0.06	$0.34	$0.07

Net Income — Basic	$0.97	$0.41	$1.39	$0.77
Net Income — Diluted	$0.83	$0.33	$1.18	$0.63
The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
					Other
	Common Stock		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income (Loss)	Total
Balance, December 31, 2003	2,902,462	$14,676		$4,362	$(76)	$18,962
Options exercised	44,625	192				192
Warrants exercised	1,800	17				17
Comprehensive income:
Net income			$2,382	2,382		2,382
Net unrealized loss on securities net of tax benefit of $150			(214)		(214)	(214)

Total comprehensive income			$2,168

Balance, June 30, 2004 (Unaudited)	2,948,887	$14,885		$6,744	$(290)	$21,339

Balance, December 31, 2004	3,484,266	$29,901		$9,107	$(120)	$38,888
Options exercised, including tax benefit of $1,064	120,750	1,579				1,579
Warrants exercised	4,414	41				41
5% Stock dividend	178,797	5,534		(5,537)		(3)
Comprehensive income:
Net income			$5,174	5,174		5,174
Net unrealized loss on securities net of tax benefit of $202			(290)		(290)	(290)
Reclassification adjustment for realized losses net of tax benefit of $8			10		10	10

Total comprehensive income			$4,894

Balance, June 30, 2005 (Unaudited)	3,788,227	$37,055		$8,744	$(400)	$45,399

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Operating Activities
Net income from continuing operations	$3,682	$2,114
Depreciation and amortization	447	391
Amortization/accretion of premiums/discounts — net	471	146
Provision for loan losses	770	525
Loss on sale of investment securities	18	—
Deferred income tax expense (benefit)	385	(381)
Increase in cash value of life insurance	(165)	(86)
Net change in other assets and liabilities	1,419	(984)

Net Cash Provided by Operating Activities	7,027	1,725

Investing Activities
Change in deposits in other financial institutions, net	—	(99)
Purchase/redemption of FHLB stock, net	(120)	(322)
Purchase of investment securities available-for-sale	(51,574)	(24,922)
Proceeds from sales of investment securities available-for-sale	13,059	—
Proceeds from maturities of investment securities available-for-sale	4,392	3,087
Proceeds from maturities of investment securities held-to-maturity	71	205
Purchases of premises and equipment	(187)	(339)
Net increase in loans	(17,390)	(22,686)
Purchase of life insurance	(2,400)	—
Purchase of minority interest in FDSI	—	(3,350)

Net Cash Used in Investing Activities	(54,149)	(48,426)

Financing Activities
Net increase in deposits	68,263	75,097
Net proceeds from borrowing	—	2,000
Proceeds from exercise of stock options	515	192
Proceeds from exercise of stock warrants	41	17
Cash in lieu dividends paid	(3)	—

Net Cash Provided by Financing Activities	68,816	77,306

Net Cash Provided by Discontinued operations	5,794	1,021

Net Increase in Cash and Cash Equivalents	27,488	31,626
Cash and Cash Equivalents at Beginning of Period	170,352	114,547

Cash and Cash Equivalents at End of Period	$197,840	$146,173

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$1,364	$622

Cash Paid for Taxes	$850	$1,930

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(280)	$(214)

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at June 30, 2005 and results of operations for the three and six month periods ended June 30, 2005 and 2004 and changes in cash flows for the six month periods ended June 30, 2005 and 2004.
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
Nature of Operations
     Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent –only basis and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and the Bank’s majority-owned subsidiary, Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003.
     The Bank began operations on December 1, 1997, as a California state-chartered bank and currently operates eight branch offices within San Diego, Orange, Riverside and San Bernardino Counties and loan production offices in Los Angeles and Orange Counties, California and in Illinois and Virginia. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provided item processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest. On June 7, 2005, the business assets of FDSI were sold and the name of the corporation was changed to FDS Liquidation Corporation (“FDSLC”).
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company, the Bank and FDSLC. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of Southwest Community Statutory Trust I (the “Trust”), a business trust formed to issue trust preferred securities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes.
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
Note 2 — Earnings Per Share
     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars in thousands, except per share)
Net income as reported	$3,649			$1,285
Shares outstanding at period end		3,788,227			3,096,331
Impact of weighting shares issued during the period		(26,903)			(8,555)

Basic net income per share	3,649	3,761,324	$0.97	1,285	3,087,776	$0.41
Dilutive Effect of Outstanding:
Stock Options		555,949			656,065
Warrants		87,944			82,177

Diluted net income per share	$3,649	4,405,217	$0.83	$1,285	3,826,018	$0.33

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars in thousands, except per share)
Net income as reported	$5,174			$2,382
Shares outstanding at period end		3,788,227			3,096,331
Impact of weighting shares issued during the period		(69,101)			(22,223)

Basic net income per share	5,174	3,719,126	$1.39	2,382	3,074,108	$0.77
Dilutive Effect of Outstanding:
Stock Options		574,161			615,899
Warrants		90,191			77,311

Diluted net income per share	$5,174	4,383,478	$1.18	$2,382	3,767,318	$0.63

Note 3 – Stock-Based Compensation
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
     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share)
Net income as reported	$3,649	$1,285	$5,174	$2,382
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(147)	(104)	(293)	(169)

Pro forma net income	$3,502	$1,181	$4,881	$2,213

Basic earnings per share:
As reported	$0.97	$0.41	$1.39	$0.77
Pro forma	0.93	0.38	1.31	0.60

Diluted earnings per share:
As reported	$0.83	$0.33	$1.18	$0.63
Pro forma	0.79	0.31	1.11	0.59
     See Note 4 – Recent Accounting Pronouncements below, related to the revision of SFAS No. 123 which will require the Company to record share based compensation cost at fair value for periods beginning after December 15, 2005.
Note 4 – Recent Accounting Pronouncements
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
Note 5 – Stock Dividend
     On March 23, 2005, the Board of Directors declared a five percent stock dividend on the Company’s common shares to shareholders of record as of April 25, 2005 and payable on May 18, 2005. Per share earnings calculations in this report have been retroactively adjusted for the stock dividend.
Note 6 – Discontinued Operations
     On June 7, 2005, the Company and its wholly-owned subsidiary, FDSI, executed an Asset Purchase Agreement and Escrow Agreement and sold substantially all of the business assets of FDSI to Float Acquisition Corp., a subsidiary of Open Solutions, Inc., for $9,000,000, of which $1,365,000 is being held in escrow for up to twelve months related to certain contingencies. Income from discontinued operations for the three and six month periods ended June 30, 2005 includes a net gain of $1,550,000 from sale of the business assets. Depending on the timing and the dollar amounts released to the Company from the escrow account, an additional net gain of up to approximately $700,000 may be realized in subsequent periods.
     The operating results for FDSLC, which are presented as income from discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Item processing income	$1,241	$1,524	$2,731	$2,766

Income (loss) from operations before taxes	(63)	330	(96)	366
Income taxes	(25)	94	(38)	98

Income (loss) from operations	(38)	236	(58)	268

Gain on sale of assets before taxes	2,577	—	2,577	—
Income taxes	1,027	—	1,027	—

Gain on sale of assets	1,550	—	1,550	—

Income from discontinued operations	$1,512	$236	$1,492	$268

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements,” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, throughout this Quarterly Report the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us, Southwest Community Bancorp, Southwest Community Bank, FDS Liquidation Corporation, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs as well as the assumptions we have made, those expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, failure of a significant number of borrowers to repay their loans, failure of our community banking strategy, changes in general economic conditions or the economic conditions in Southern California, the monetary policies of the Federal Reserve, changes in interest rates, and restrictions imposed on us by regulations or the banking industry regulators.
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
FINANCIAL SUMMARY
     The primary source of the Company’s earnings comes from banking services provided by the Bank. Effective June 7, 2005, substantially all of the business assets of the Company’s data processing subsidiary were sold for $9,000,000, of which $1,365,000 is being held in escrow for up to twelve months relating to certain contingencies. Net income includes a gain, after income taxes, of $1,550,000 from the sale. The gain on sale and the results of operations for the subsidiary, prior to the sale, are reported as discontinued operations.
     Since the opening of the Bank in 1997, we have experienced continued growth in assets and earnings. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We have also pursued growth through new branches and by expanding real estate and small business lending. We believe that our continued growth results from the level of services we provide, as well as favorable pricing for our banking products and services and the overall growth in the local economy in which we operate. We cannot assure you of our success in implementing our growth strategy.
     The Bank derives its income primarily from interest and fees received on loans and investment securities and from fees received from providing deposit services. The Bank’s expenses are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. The assets of the Company are primarily those of the Bank.

     The growth in Company assets and earnings and the contribution to earnings from continuing and discontinued operations for the three and six month periods ended June 30, 2005 and 2004 are summarized below and discussed in more detail in the following sections:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Continuing Operations:
Income from continuing operations	$2,137	$1,049	$3,682	$2,114

Discontinued Operations:
Gain on sale of assets	1,550	—	1,550	—
Income (loss) from operations	(38)	236	(58)	268

Income from discontinued operations	1,512	236	1,492	268

Net Income	$3,649	$1,285	$5,174	$2,382

Diluted earnings per share
Continuing operations	$0.49	$0.27	$0.84	$0.56
Net income	$0.83	$0.33	$1.18	$0.63

Consolidated assets	$608,380	$417,153	$608,380	$417,153
Average earning assets	$471,125	$307,764	$443,846	$276,531

Return on average equity (a)	20.1%	20.2%	17.9%	20.9%
Return on average assets (a)	1.5%	1.1%	1.3%	1.2%
Net interest margin	5.68%	5.30%	5.65%	5.67%
Efficiency ratio	51.7%	63.2%	55.3%	61.4%

(a)	Based on continuing operations, annualized.
Results of Continuing Operations for the Three Months Ended June 30, 2005 Compared to 2004
     The 104% increase in income from continuing operations for the three months ended June 30, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased $2,552,000, or 63%, due primarily to a 53% increase in average interest-earning assets. Noninterest income increased by $58,000, or 4%. Partially offsetting the increases in revenues, noninterest expense increased by $707,000, or 20%, and the provision for loan losses increased $230,000, or 102%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits and occupancy and equipment related to the overall growth of the Bank, including adding a new banking office and relocating a banking office.
Results of Continuing Operations for the Six Months Ended June 30, 2005 Compared to 2004
     The 74% increase in income from continuing operations for the six months ended June 30, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased $4,604,000, or 59%, due primarily to a 60% increase in average interest-earning assets. Partially offsetting the increases in net interest income, noninterest expense increased by $1,851,000, or 28%, noninterest income decreased $75,000, or 3%, and the provision for loan losses increased $245,000, or 47%. The decrease in noninterest income was due to lower loan referral fees and service charges from deposits offsetting increased gains from sale of SBA loans. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits and occupancy and equipment related to the overall growth of the Bank, including adding a new banking office and relocating a banking office. The increase in the provision for loan losses reflects the growth in the loan portfolio.
Balance Sheet as of June 30, 2005 compared to December 31, 2004
     As of June 30, 2005 consolidated total assets increased $75,506,000, or 14%, to $608,380,000 as compared to $532,874,000 at December 31, 2004. The increase in assets was primarily in cash and due from banks, which increased $28,663,000, or 28%, to $129,825,000, investment securities, which increased $33,088,000, or 54%, to $94,893,000 and in loans which increased $17,250,000, or 6%, to $300,850,000. The increase in assets was funded primarily by the $68,263,000, or 14%, increase in total deposits to $551,025,000 as of June 30, 2005, as compared to $482,762,000 at December 31, 2004. Shareholders’ equity increased, primarily due to net income for the period and the exercise of stock options, to $45,399,000 at June 30, 2005 from $38,888,000 as of December 31, 2004.
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
     Our significant accounting policies and practices are described in Note 1 to our Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation that are included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses and fair value of financial instruments as critical accounting policies.

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
     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized rates earned or paid, net interest income, net interest margin and net interest spread:
Analysis of Average Rates and Balances and Changes in Net Interest Income

	Three Months Ended June 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(3)	Balance	Expense	Paid(3)
	(dollars in thousands)
Assets
Investment securities — taxable	$78,070	$761	3.90%	$30,313	$270	3.56%
Investment securities — tax-exempt (1)	12,242	171	5.59%	—	—
Federal funds sold & other	86,821	650	2.99%	67,078	175	1.04%
Loans (2)	293,992	5,861	7.97%	210,373	3,982	7.57%

Total interest-earning assets	471,125	7,443	6.32%	307,764	4,427	5.75%

Noninterest-earning assets	112,944			75,215

Total Assets	$584,069			$382,979

Liabilities
Interest-bearing demand	$8,520	4	0.19%	$4,447	3	0.27%
Savings & money market	119,585	580	1.94%	74,312	191	1.03%
Time deposits	8,696	37	1.70%	11,696	33	1.13%
Borrowings	8,248	131	6.35%	10,394	119	4.58%

Total interest-bearing liabilities	145,049	752	2.07%	100,849	346	1.37%

Demand deposits	393,258			259,334
Other liabilities	3,142			1,982

Total Liabilities	541,449			362,165
Shareholders’ Equity	42,620			20,814

Total Liabilities and Shareholders’ Equity	$584,069			$382,979

Net interest income/margin — tax equivalent basis		6,691	5.68%		4,081	5.30%
Net interest spread			4.25%			4.38%
Less tax equivalent adjustment to interest income (1)		58			—

Net Interest Income		$6,633			$4,081

(1)	The interest income and the yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $531,000 in 2005 and $513,000 in 2004.

(3)	The rates have been annualized. No assurances can be given regarding the actual results that might be expected for the year ending December 31, 2005.

Analysis of Average Rates and Balances and Changes in Net Interest Income

	Six Months Ended June 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(3)	Balance	Expense	Paid(3)
	(dollars in thousands)
Assets
Investment securities — taxable	$74,757	$1,453	3.89%	$26,750	$487	3.64%
Investment securities — tax-exempt (1)	8,619	239	5.55%	—	—
Federal funds sold & other	70,581	989	2.80%	41,464	217	1.05%
Loans (2)	289,889	11,214	7.74%	208,317	7,762	7.45%

Total interest-earning assets	443,846	13,895	6.26%	276,531	8,466	6.12%

Noninterest-earning assets	106,109			75,041

Total Assets	$549,955			$351,572

Liabilities
Interest-bearing demand	$8,513	9	0.21%	$5,285	7	0.26%
Savings & money market	113,898	1,036	1.82%	63,083	314	1.00%
Time deposits	9,386	72	1.53%	12,006	68	1.13%
Borrowings	8,248	249	6.04%	11,093	233	4.20%

Total interest-bearing liabilities	140,045	1,366	1.95%	91,467	622	1.36%

Demand deposits	367,418			238,116
Other liabilities	1,304			1,770

Total Liabilities	508,767			331,353
Shareholders’ Equity	41,188			20,219

Total Liabilities and Shareholders’ Equity	$549,955			$351,572

Net interest income/margin — tax equivalent basis		12,529	5.65%		7,844	5.67%
Net interest spread			4.31%			4.76%
Less tax equivalent adjustment to interest income (1)		81			—

Net Interest Income		$12,448			$7,844

(1)	The interest income and the yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $1,021,000 in 2005 and $944,000 in 2004.

(3)	The rates have been annualized. No assurances can be given regarding the actual results that might be expected for the year ending December 31, 2005.
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

Analysis of Changes in Volume and Interest Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 from 2004			2005 from 2004
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
			(dollars in thousands)
Investment securities — taxable	$463	$28	$491	$931	$35	$966
Investment securities — tax-exempt	171	—	171	239	—	239
Federal funds sold & other	65	410	475	228	544	772
Loans	1,657	222	1,879	3,145	307	3,452

Total interest income	2,356	660	3,016	4,543	886	5,429

Interest-bearing demand	2	(1)	1	4	(2)	2
Savings & money market	158	231	389	357	365	722
Time deposits	(10)	14	4	(17)	21	4
Borrowings	(28)	40	12	(69)	85	16

Total interest expense	122	284	406	275	469	744

Net Interest Income — tax equivalent basis	$2,234	$376	$2,610	$4,268	$417	$4,685

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     For the three months ended June 30, 2005, net interest income was $6,663,000, an increase of $2,552,000, or 63%, as compared to $4,081,000 for the three months ended June 30, 2004. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning asset. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $163,361,000, or 53%, versus an increase in average interest-bearing liabilities of $44,200,000, or 44%. Most of the earning asset growth was supported by the $133,924,000, or 52%, growth in average noninterest-bearing demand deposits. The decrease in the borrowing component of interest-bearing liabilities was due to repayment of a short-term loan that was outstanding in the second quarter of 2004. The increased volume of our interest-earning assets contributed $2,356,000 towards the increase in net interest income. The $83,619,000, or 40%, increase in average loans contributed $1,657,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $122,000 increase in interest expense due to the increased volume of interest-bearing liabilities.
     Increased interest rates had an overall positive impact of only $376,000 on net interest income. The average prime rate during the second quarter of 2005 was 5.91% as compared to 4.00% during the second quarter of 2004. An increase of $660,000 from increased rates earned on interest-earning assets was partially offset by a $284,000 increase in interest expense due to higher rates paid on interest-bearing liabilities. The average rates paid on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels. Future increases in interest rates are expected to increase the rate earned on loans as the loans come off the floor levels. The floor provisions had tempered the impact of declining rates in prior periods.
     The net interest margin on a tax equivalent basis for the three months ended June 30, 2005 was 5.68%, an increase of 38 basis points from 5.30% for the same period in 2004. The increase in net interest margin was due to the increase in the rates earned on interest-earning assets being only partially offset by an increase in the rates paid on interest-bearing liabilities.
     The rate earned on average total interest-earning assets was 6.32% for the second quarter of 2005, an increase of 57 basis points as compared to 5.75% for the second quarter of 2004. The increase in the rate earned on earning assets was due to the increase in interest rates partially offset by a change in the mix of earning assets. The average balances of the higher yielding loans decreased as a proportion of average total interest-earning assets from 68% in the second quarter of 2004 to 62% in the 2005 quarter.
     The average rate paid on average total interest-bearing liabilities was 2.07% in the second quarter of 2005, an increase of 80 basis points from 1.37% for the same period in 2004. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and borrowings.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     For the six months ended June 30, 2005, net interest income was $12,448,000, an increase of $4,604,000, or 59%, as compared to $7,844,000 for the six months ended June 30, 2004. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning asset. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $167,315,000, or 61%, versus an increase in average interest-bearing liabilities of $48,578,000, or 53%. Most of the earning asset growth was supported by the $129,302,000, or 54%, growth in average noninterest-bearing demand deposits. The decrease in the borrowing component of interest-bearing liabilities was due to repayment of borrowings that were outstanding in the first six months of 2004. The increased volume of our interest-earning assets contributed $4,543,000 towards the increase in net interest income. The $81,572,000, or 39%, increase in average loans contributed $3,145,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $275,000 increase in interest expense due to the increased volume of interest-bearing liabilities.
     Increased interest rates had an overall positive impact of $417,000 on net interest income. The average prime rate during the first six months of 2005 was 5.68% as compared to 4.00% during the first six months of 2004. An increase of $886,000 from increased rates earned on interest-earning assets was partially offset by a $469,000 increase in interest expense due to higher rates paid on interest-bearing liabilities. The average rates earned on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels. Future increases in interest rates are expected to increase the rate earned on loans as the loans come off the floor levels. The floor provisions had tempered the impact of declining rates in prior periods.
     The net interest margin on a tax equivalent basis for the six months ended June 30, 2005 was 5.65%, a decrease of 2 basis points from 5.67% for the same period in 2004. The decrease is primarily due to the change in the mix of earnings assets discussed below.
     The rate earned on average total interest-earning assets was 6.26% for the first six months of 2005, an increase of 14 basis points as compared to 6.12% for the first six months of 2004. The increase in the rate earned on earning assets was primarily due to higher interest rates, partially offset by a change in the mix of earning assets. The average balances of the higher yielding loans decreased as a proportion of average total interest-earning assets from 75% in the first six months of 2004 to 65% in the 2005 period.
     The average rate paid on average total interest-bearing liabilities was 1.95% in the first six months of 2005, an increase of 59 basis points from 1.36% for the same period in 2004. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and borrowings.
Provision for Loan Losses
     The provision for loan losses for the three months ended June 30, 2005 was $455,000 as compared to $230,000 for the same period in 2004. The provision for loan losses for the six months ended June 30, 2005 was $770,000 as compared to $525,000 for the first six months of 2004. The increases in the provision for loan losses reflects the growth in the loan portfolio as nonperforming loans decreased to $795,000 or 0.26% of total loans outstanding at June 30, 2005 compared to $845,000 or 0.40% of total loans at June 30, 2004 and $1,766,000 or 0.62% at December 31, 2004. The allowance for loan losses was 1.45% of total loans at June 30, 2005, as compared to 1.46% at June 30, 2004 and 1.31% at December 31, 2004.

Noninterest Income
     For the three months ended June 30, 2005, noninterest income was $1,585,000, an increase of $58,000, or 4%, from $1,527,000 for the three months ended June 30, 2004. The major items contributing to the increase were gains on sale of SBA loans and other income. These increases were partially offset by lower loan referral fees and fees and service charges on deposits accounts. Increased loan origination activity resulted in gains on sales of SBA loans of $729,000 during the second quarter of 2005, an increase of $300,000, or 70% as compared to the second quarter of 2004. The decrease in fees and service charges on deposit accounts is primarily due to lower fees from deposits due to increased interest rates, which result in higher earnings credits earned on business demand deposits. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional loans to SBA loans.
     For the six months ended June 30, 2005, noninterest income was $2,840,000, a decrease of $75,000, or 3%, from $2,915,000 for the six months ended June 30, 2004. The decrease is the result of increases in gains from sale of SBA loans and other income being offset by lower loan referral fees and fees and service charges from deposits. Increased loan origination activity resulted in gains on sales of SBA loans of $1,067,000 during the six months of 2005, an increase of $382,000, or 56%, as compared to the first six months of 2004. The decrease in fees and service charges were due to lower deposit service charges and lower loan referral fees. The decrease in fees and service charges is primarily due to lower fees from deposits due to increased interest rates which result in higher earnings credits earned on business demand deposits. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional loans to SBA loans.
Noninterest Expense
     The Company’s major noninterest expense categories are employees’ salaries and benefits and occupancy and equipment expense in our facilities. Together, these expenses constitute approximately 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.
     Noninterest expense for the three months ended June 30, 2005, was $4,252,000, an increase of $707,000, or 20%, from $3,545,000 for the second quarter of 2004. The major items contributing to the increase were salaries and benefits increasing $353,000, or 19%, and occupancy and equipment expense increasing $129,000, or 20%. The increases in all expense classifications are attributable to growth of the Bank, including increases in the number of employees and in the number of offices. The 2005 quarter includes expenses for an additional branch office in San Bernardino and relocation of our Carlsbad office that occurred in mid-year 2004.
     Noninterest expense for the six months ended June 30, 2005, was $8,459,000, an increase of $1,851,000, or 28%, from $6,608,000 for the first six months of 2004. The major items contributing to the increase were salaries and benefits increasing $831,000, or 23%, and occupancy expense and equipment expense increasing $281,000, or 22%. The increases in all expense classifications are attributable to growth of the Bank, including increases in the number of employees and in the number of offices. The 2005 period includes expenses for an additional branch office in San Bernardino and relocation of our Carlsbad office that occurred in mid-year 2004.
FINANCIAL POSITION
     Our total assets increased $75,506,000, or 14%, to $608,380,000 at June 30, 2005 from $532,874,000 at December 31, 2004. The increase in assets is primarily due to a $28,663,000 increase in cash and due from banks, a $33,088,000 increase in investment securities and a $17,250,000, or 6% increase in loans. The increase in cash and due from banks at June 30, 2005, as compared to December 31, 2004, is primarily due to timing in the collection process of checks deposited by our customers. The increase in assets was funded primarily by a $68,263,000 increase in deposits, including $61,233,000 in noninterest-bearing demand deposits. We emphasize seeking demand deposits from business customers in our market area. The $6,511,000 increase in shareholders’ equity was from our earnings for the first six months of 2005 and the exercise of stock options, partially offset by the decrease in other comprehensive income caused by decreases in the market values on investment securities as interest rates increased.

Loans
     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	June 30, 2005		December 31, 2004
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$115,830	38%	$99,478	35%
Residential	11,544	4%	22,014	9%
Commercial	91,503	30%	85,205	30%

Total real estate	218,877	72%	206,697	72%
Commercial	83,229	27%	77,855	27%
Consumer & Other	1,494	1%	1,642	1%

Total Loans	303,600	100%	286,194	100%

Less deferred loan income	(2,750)		(2,594)

Net Loans	$300,850		$283,600

Capital Resources and Regulatory Requirements
     Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also measure capital adequacy using the leverage ratio, which is Tier I capital, divided by average assets.
     At June 30, 2005, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and the Bank, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of June 30, 2005:
Tier 1 leverage capital ratio	5.0%	9.2%	8.5%
Tier 1 risk-based capital ratio	6.0%	13.6%	12.5%
Total risk-based capital ratio	10.0%	14.7%	13.6%

As of December 31, 2004:
Tier 1 leverage capital ratio	5.0%	9.5%	8.1%
Tier 1 risk-based capital ratio	6.0%	12.8%	10.9%
Total risk-based capital ratio	10.0%	13.8%	12.0%
     During the six months ended June 30, 2005 shareholders’ equity increased $6,511,000 to $45,399,000. The increase included net income of $5,174,000, $1,620,000 from the exercise of stock options (including an income tax benefit of $1,064,000) and warrants, partially offset by a $280,000 increase in the net unrealized loss on available-for-sale securities.

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
     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to meet deposit withdrawals or fund loans. As of June 30, 2005, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 53% as compared to 48% at December 31, 2004. The relatively high proportion of demand deposits in the Bank, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.
     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.
     The Bank maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow the Bank to borrow up to 20% of its assets (approximately $120,000,000 as of June 30, 2005) on a collateralized basis. As of June 30, 2005, loans and securities pledged as collateral for this facility would have allowed the Bank to borrow up to approximately $30,000,000. Also, additional loans and securities are available for pledging. These facilities have been used infrequently.
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
     Changes in the mix of earning assets and funding sources can also affect net interest income. Approximately, 76% of our deposits are in demand deposits, including 52% of average total deposits during the month ended June, 30, 2005 from real estate related service businesses whose aggregate average balances represented 1% or more of average total deposits. If these deposits decreased by a significant amount and had to be replaced by higher cost interest bearing deposits it may adversely affect our cost of funds and net interest income.
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
Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$29,600	8.4%
Up 200 basis points	28,900	5.9%
Up 100 basis points	28,100	2.9%
Base	27,300	0.0%
Down 100 basis points	26,600	(2.6%)
Down 200 basis points	25,800	(5.5%)
Down 300 basis points	24,900	(8.8%)
Item 4 – Controls and Procedures
     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2005, these disclosure controls and procedures were effective.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending June 30, 2005 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, the Bank or FDSLC are a party and which may have a materially adverse effect upon Southwest Community, the Bank or FDSLC’s property, business or results of operations.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 – Defaults upon Senior Securities
     Not applicable.
Item 4 – Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 18, 2005. At the Annual Meeting shareholders elected each of the nominees for election to the Board of Directors and ratified the employment of Vavrinek, Trine, Day & Co., LLP as independent accountants.
     The following chart shows the names of the directors elected and results of the voting:

Name	Votes For	Votes Withheld
Allan W. Arendsee	3,098,770	3,200
Carol M. Beres	3,098,970	3,000
Richard T. L. Chan	3,098,970	3,000
Karen J. Estes	3,098,970	3,000
Philip H. Holtkamp	3,098,970	3,000
Alan J. Lane	3,098,970	3,000
Howard B. Levenson	3,097,470	4,500
Stuart F. McFarland	3,098,970	3,000
J. Mercardante	3,095,970	6,000
Paul M. Weil	3,090,720	11,250
     With respect to the ratification of the independent accountants, 3,101,320 shares voted in favor, 0 voted against and 650 shares abstained.
Item 5 – Other Information
Not applicable
Item 6 – Exhibits
     The following exhibits are furnished with this report:

Reg. S-K
Item 601
Exhibit No.	Description
10.33	Lease Agreement (8250 White Oak Avenue, Rancho Cucamonga)

31.1	Certification Pursuant to Section 302 by Chief Executive Officer

31.2	Certification Pursuant to Section 302 by Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Date: August 12, 2005	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
Chief Executive Officer

Date: August 12, 2005	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President &
Chief Financial Officer