Form 10-Q
period 2005-09-30
SOUTHWEST COMMUNITY BANCORP
filed 2005-11-14
CIK 1275873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of October 31, 2005: 3,796,732

INDEX

PART I – Financial Information

Item 1 Financial Statements	3

Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 – Controls and Procedures	21

PART II – Other Information

Item 1 – Legal Proceedings	22

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 – Defaults upon Senior Securities	22

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 5 – Other Information	22

Item 6 – Exhibits	22

SIGNATURES	23
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – Financial Information
Item 1 – Financial Statements
SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2005	2004
	Unaudited
Assets
Cash and due from banks	$138,401	$101,162
Federal funds sold	64,970	69,190

Cash and cash equivalents	203,371	170,352

Interest-bearing deposits in financial institutions	167	167
Investment securities available-for-sale	92,524	61,489
Investment securities held-to-maturity	215	316

Loans, net of unearned income	294,743	283,600
Less allowance for loan losses	4,501	3,744

Net loans	290,242	279,856

Premises and equipment	1,972	2,240
Federal Home Loan Bank stock at cost	1,435	1,301
Cash surrender value of life insurance	8,956	6,306
Assets related to discontinued operations	—	4,556
Other assets	7,176	6,291

Total Assets	$606,058	$532,874

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$413,651	$362,617
Money market and NOW	110,303	101,875
Savings	8,112	7,831
Time deposits under $100,000	3,584	3,827
Time deposits $100,000 and over	9,817	6,612

Total Deposits	545,467	482,762

Accrued interest and other liabilities	4,457	2,722
Junior subordinated debt	8,248	8,248
Liabilities related to discontinued operations	—	254

Total Liabilities	558,172	493,986

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,796,417 and 3,484,266 shares issued and outstanding in 2005 and 2004, respectively	37,135	29,901
Retained earnings	11,247	9,107
Accumulated other comprehensive income (loss)	(496)	(120)

Total Shareholders’ Equity	47,886	38,888

Total Liabilities and Shareholders’ Equity	$606,058	$532,874

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Interest Income
Interest and fees on loans	$6,255	$3,984	$17,469	$11,746
Investment securities	901	479	2,512	966
Federal funds sold and other	731	302	1,720	519

Total interest income	7,887	4,765	21,701	13,231

Interest Expense
Deposits	663	308	1,780	699
Borrowings	140	132	389	363

Total interest expense	803	440	2,169	1,062

Net interest income	7,084	4,325	19,532	12,169
Provision for loan losses	125	200	895	725

Net interest income after provision for loan losses	6,959	4,125	18,637	11,444

Noninterest Income
Fees and service charges	554	412	1,757	1,863
Loan referral fees	239	355	433	922
Gain on sale of SBA loans	829	580	1,896	1,265
Gain (loss) on sale of securities	(51)	—	(69)	—
Other income	120	388	514	600

Total noninterest income	1,691	1,735	4,531	4,650

Noninterest Expense
Salaries and employee benefits	2,743	1,979	7,148	5,553
Occupancy & Equipment	795	714	2,336	1,974
Other	1,267	1,033	3,780	2,807

Total noninterest expense	4,805	3,726	13,264	10,334

Income from continuing operations before income taxes	3,845	2,134	9,904	5,760
Income taxes	1,496	862	3,873	2,374

Income from continuing operations	2,349	1,272	6,031	3,386

Income from discontinued operations, net of tax	155	(93)	1,647	175

Net income	$2,504	$1,179	$7,678	$3,561

Earnings per common share:
Income from continuing operations — Basic	$0.62	$0.40	$1.61	$1.08
Income from continuing operations — Diluted	$0.53	$0.32	$1.37	$0.88

Income from discontinued operations — Basic	$0.04	$(0.03)	$0.44	$0.06
Income from discontinued operations — Diluted	$0.03	$(0.02)	$0.37	$0.05

Net Income — Basic	$0.66	$0.37	$2.05	$1.14
Net Income — Diluted	$0.56	$0.30	$1.74	$0.93
The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
					Other
	Common Stock		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income (Loss)	Total
Balance, December 31, 2003	2,902,462	$14,676		$4,362	$(76)	$18,962
Stock issued	483,800	14,370				14,370
Options exercised	72,175	336				336
Warrants exercised	4,200	40				40
Comprehensive income:
Net income			$3,561	3,561		3,561
Net unrealized loss on securities net of tax benefit of $180			257		257	257

Total comprehensive income			$3,818

Balance, September 30, 2004	3,462,637	$29,422		$7,923	$181	$37,526

Balance, December 31, 2004	3,484,266	$29,901		$9,107	$(120)	$38,888
Options exercised, including tax benefit of $1,064	121,380	1,590				1,590
Warrants exercised	11,974	110				110
5% Stock dividend	178,797	5,534		(5,538)		(4)
Comprehensive income:
Net income			$7,678	7,678		7,678
Net unrealized loss on securities net of tax benefit of $263			(416)		(416)	(416)
Reclassification adjustment for realized losses net of tax benefit of $29			40		40	40

Total comprehensive income			$7,302

Balance, September 30, 2005	3,796,417	$37,135		$11,247	$(496)	$47,886

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30
	2005	2004
	(Unaudited)
Operating Activities
Net income from continuing operations	$6,031	$3,386
Depreciation and amortization	671	604
Amortization/accretion of premiums/discounts — net	709	209
Provision for loan losses	895	725
Loss on sale of investment securities	69	—
Deferred income tax expense (benefit)	295	(568)
Increase in cash value of life insurance	(250)	(122)
Net change in other assets and liabilities	1,881	251

Net Cash Provided by Operating Activities	10,301	4,485

Investing Activities
Change in deposits in other financial institutions, net	—	1
Purchase/redemption of FHLB stock, net	(134)	(333)
Purchase of investment securities available-for-sale	(59,920)	(33,575)
Proceeds from sales of investment securities available-for-sale	7,963	—
Proceeds from maturities of investment securities available-for-sale	19,509	4,231
Proceeds from maturities of investment securities held-to-maturity	98	272
Purchases of premises and equipment	(403)	(490)
Net increase in loans	(11,281)	(40,928)
Purchase of life insurance	(2,400)	(1,500)
Purchase of minority interest in FDSI	—	(3,350)

Net Cash Used in Investing Activities	(46,568)	(75,672)

Financing Activities
Net increase in deposits	62,705	120,006
Net proceeds from issuance of common stock	—	14,370
Proceeds from exercise of stock options	526	336
Proceeds from exercise of stock warrants	110	40
Cash in lieu dividends paid	(4)	—

Net Cash Provided by Financing Activities	63,337	134,752

Net Cash Provided by Discontinued operations	5,949	122

Net Increase in Cash and Cash Equivalents	33,019	63,687
Cash and Cash Equivalents at Beginning of Period	170,352	114,547

Cash and Cash Equivalents at End of Period	$203,371	$178,234

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$2,173	$1,063

Cash Paid for Taxes	$2,650	$2,850

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(376)	$257

The accompanying notes are an integral part of these financial statements.

SOUTHWEST COMMUNITY BANCORP
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Summary of Significant Accounting Policies
     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and results of operations for the three and nine month periods ended September 30, 2005 and 2004 and changes in cash flows for the nine month periods ended September 30, 2005 and 2004.
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
Note 2 — Earnings Per Share
     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars in thousands, except per share)
Net income as reported	$2,504			$1,179
Shares outstanding at period end		3,796,417			3,634,929
Impact of weighting shares issued during the period		(3,705)			(387,612)

Basic net income per share	2,504	3,792,712	$0.66	1,179	3,247,317	$0.37
Dilutive Effect of Outstanding:
Stock Options		570,678			673,960
Warrants		88,776			88,044

Diluted net income per share	$2,504	4,452,166	$0.56	$1,179	4,009,321	$0.30

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars in thousands, except per share)
Net income as reported	$7,678			$3,561
Shares outstanding at period end		3,796,417			3,634,929
Impact of weighting shares issued during the period		(52,493)			(502,663)

Basic net income per share	7,678	3,743,924	$2.05	3,561	3,132,266	$1.14
Dilutive Effect of Outstanding:
Stock Options		568,934			626,490
Warrants		88,604			81,174

Diluted net income per share	$7,678	4,401,462	$1.74	$3,561	3,839,930	$0.93

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
     Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share)
Net income as reported	$2,504	$1,179	$7,678	$3,561
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(1,171)	(73)	(1,464)	(242)

Pro forma net income	$1,333	$1,106	$6,214	$3,319

Basic earnings per share:
As reported	$0.66	$0.37	$2.05	$1.14
Pro forma	0.35	0.34	1.66	1.06
Diluted earnings per share:
As reported	$0.56	$0.30	$1.74	$0.93
Pro forma	0.30	0.28	1.41	0.86
     See Note 4 – Recent Accounting Pronouncements below, related to the revision of SFAS No. 123 which will require the Company to record share based compensation cost at fair value for periods beginning after December 15, 2005.
     On September 21, 2005, the Board of Directors approved the acceleration of vesting of certain of the outstanding stock options held by members of the Board of Directors and certain members of executive management. The Board of Directors believes it was in the best interest of the shareholders to accelerate these options, as it will have a positive impact on future earnings of the Company by reducing the impact of recording compensation expense upon implementation of SFAS No. 123R. The 220,375 unvested stock options (average strike price of $20.52) affected by the accelerated vesting represented approximately 25% of options outstanding and approximately 6% of current common shares outstanding. To prevent unintended benefits to directors and officers, restrictions have been imposed on shares obtained through the accelerated vesting process. The restrictions prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the options, the individuals termination as a director or executive officer, or death of the individual.
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
Note 6 – Discontinued Operations
     On June 7, 2005, the Company and its wholly-owned subsidiary, FDSI, executed an Asset Purchase Agreement and Escrow Agreement and sold substantially all of the business assets of FDSI to Float Acquisition Corp., a subsidiary of Open Solutions, Inc., for $9,000,000, of which $1,365,000 is being held in escrow for up to twelve months related to certain contingencies. On August 15, 2005, the Company received $300,000 from the escrow without any adjustment for contingencies. As a result of the release of the escrowed funds, income from discontinued operations for the three and nine month periods ended September 30, 2005 includes an additional net gain of $155,000 from the sale the business assets. The remaining $1,065,000 in the escrow account is scheduled to be released in June 2006 and, subject to any adjustment for contingencies, would result in an additional net gain of up to approximately $550,000.
     The operating results for FDSI, which are presented as income from discontinued operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Item processing income	$—	$1,113	$2,731	$3,879

Income (loss) from operations before taxes	—	(158)	(96)	208
Income taxes	—	(65)	(38)	33

Income (loss) from operations	—	(93)	(58)	175

Gain on sale of assets before taxes	258	—	2,835	—
Income taxes	103	—	1,130	—

Gain on sale of assets	155	—	1,705	—

Income from discontinued operations	$155	$(93)	$1,647	$175

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
FINANCIAL SUMMARY
     The primary source of the Company’s earnings comes from banking services provided by the Bank. Effective June 7, 2005, substantially all of the business assets of the Company’s data processing subsidiary were sold for $9,000,000, of which $1,365,000 was being held in escrow for up to twelve months relating to certain contingencies. During the prior quarter, we reported a gain on sale of $1,550,000. On August 15, 2005, $300,000 was released from the escrow and resulted in an additional gain on sale of the assets, after income taxes, of $155,000. The total gain on sale on sale and the results of operations for the subsidiary, prior to the sale, are reported as discontinued operations.
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

     The growth in Company assets and earnings and the contribution to earnings from continuing and discontinued operations for the three and nine month periods ended September 30, 2005 and 2004 are summarized below and discussed in more detail in the following sections:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Continuing Operations:
Income from continuing operations	$2,349	$1,272	$6,031	$3,386

Discontinued Operations:
Gain on sale of assets	155	—	1,705	—
Income (loss) from operations	—	(93)	(58)	175

Income from discontinued operations	155	(93)	1,647	175

Net Income	$2,504	$1,179	$7,678	$3,561

Diluted earnings per share
Continuing operations	$0.53	$0.32	$1.37	$0.88
Net income	$0.56	$0.30	$1.74	$0.93

Consolidated assets	$606,058	$476,542	$606,058	$476,542
Average earning assets	$466,667	$344,982	$451,537	$298,914

Return on average equity (a)	20.1%	19.4%	18.7%	20.3%
Return on average assets (a)	1.6%	1.2%	1.4%	1.2%
Net interest margin — tax equivalent basis	6.14%	5.02%	5.82%	5.43%
Efficiency ratio	54.8%	61.5%	55.1%	61.4%

(a)	Based on continuing operations, annualized.
Results of Continuing Operations for the Three Months Ended September 30, 2005 Compared to 2004
     The 85% increase in income from continuing operations for the three months ended September 30, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased $2,759,000, or 64%, due to a 35% increase in average interest-earning assets and a 112 basis point increase in net interest margin. The provision for loan losses decreased $75,000, or 38%. Partially offsetting the increase in net interest income and lower provision for loan losses, noninterest income decreased by $44,000, or 3% and noninterest expense increased by $1,079,000, or 29%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits related to the overall growth of the Bank.
Results of Continuing Operations for the Nine Months Ended September 30, 2005 Compared to 2004
     The 78% increase in income from continuing operations for the nine months ended September 30, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased $7,363,000, or 61%, due to a 51% increase in average interest-earning assets and a 39 basis point increase in the net interest margin. Partially offsetting the increase in net interest income, noninterest expense increased by $2,930,000, or 28%, noninterest income decreased $119,000, or 3%, and the provision for loan losses increased $170,000, or 23%. The decrease in noninterest income was due to lower loan referral fees, lower service charges from deposits and a loss on sale of securities offsetting increased gains from sale of SBA loans. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits and occupancy and equipment related to the overall growth of the Bank, including adding a new banking office and relocating a banking office. The increase in the provision for loan losses reflects the growth in the loan portfolio.
Balance Sheet as of September 30, 2005 compared to December 31, 2004
     As of September 30, 2005 consolidated total assets increased $73,184,000, or 14%, to $606,058,000 as compared to $532,874,000 at December 31, 2004. The increase in assets was primarily in cash and due from banks, which increased $37,239,000, or 37%, to $138,401,000, investment securities, which increased $30,934,000, or 50%, to $92,739,000 and in loans which increased $11,143,000, or 4%, to $294,743,000. The increase in assets was funded primarily by the $62,705,000, or 13%, increase in total deposits to $545,467,000 as of September 30, 2005, as compared to $482,762,000 at December 31, 2004. Shareholders’ equity increased, primarily due to net income for the period and the exercise of stock options, to $47,886,000 at September 30, 2005 from $38,888,000 as of December 31, 2004.
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
     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the annualized rates earned or paid, net interest income, net interest margin and net interest spread:
Analysis of Average Rates and Balances and Changes in Net Interest Income — Tax Equivalent Basis

	Three Months Ended September 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
	(dollars in thousands)
Assets
Investment securities — taxable	$76,206	$745	3.91%	$47,726	$474	3.97%
Investment securities — tax-exempt (1)	17,145	236	5.51%	563	8	5.68%
Federal funds sold & other	82,353	731	3.55%	83,078	302	1.45%
Loans (2)	290,963	6,255	8.60%	213,615	3,984	7.46%

Total interest-earning assets	466,667	7,967	6.83%	344,982	4,768	5.53%

Noninterest-earning assets	120,352			87,447

Total Assets	$587,019			$432,429

Liabilities
Interest-bearing demand	$8,520	5	0.23%	$6,671	3	0.18%
Savings & money market	119,585	601	2.01%	85,719	269	1.26%
Time deposits	8,696	57	2.62%	11,764	34	1.16%
Borrowings	8,248	140	6.79%	9,690	134	5.53%

Total interest-bearing liabilities	145,049	803	2.21%	113,844	440	1.55%

Demand deposits	393,258			289,201
Other liabilities	1,971			3,138

Total Liabilities	540,278			406,183
Shareholders’ Equity	46,741			26,246

Total Liabilities and Shareholders’ Equity	$587,019			$432,429

Net interest income/margin — tax equivalent basis		7,164	6.14%		4,328	5.02%
Less tax equivalent adjustment to interest income (1)		80			3

Net Interest Income		$7,084	6.07%		$4,325	5.01%

Net interest spread			4.61%			3.98%

(1)	The interest income and the yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $625,000 in 2005 and $448,000 in 2004.

(3)	The rates have been annualized. No assurances can be given regarding the actual results that might be expected for the year ending December 31, 2005.

Analysis of Average Rates and Balances and Changes in Net Interest Income — Tax Equivalent Basis

	Nine Months Ended September 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
	(dollars in thousands)
Assets
Investment securities — taxable	$75,246	$2,198	3.89%	$33,793	$959	3.78%
Investment securities — tax-exempt (1)	11,492	476	5.52%	189	8	5.64%
Federal funds sold & other	74,548	1,720	3.08%	54,820	519	1.26%
Loans (2)	290,251	17,469	8.02%	210,112	11,746	7.45%

Total interest-earning assets	451,537	21,863	6.46%	298,914	13,232	5.90%

Noninterest-earning assets	110,773			79,741

Total Assets	$562,310			$378,655

Liabilities
Interest-bearing demand	$9,173	14	0.20%	$5,750	10	0.23%
Savings & money market	112,138	1,637	1.95%	70,366	587	1.11%
Time deposits	9,565	129	1.80%	11,925	102	1.14%
Borrowings	8,248	389	6.29%	10,806	363	4.48%

Total interest-bearing liabilities	139,124	2,169	2.08%	98,847	1,062	1.43%

Demand deposits	373,949			255,109
Other liabilities	5,865			2,465

Total Liabilities	518,938			356,421
Shareholders’ Equity	43,372			22,234

Total Liabilities and Shareholders’ Equity	$562,310			$378,655

Net interest income/margin — tax equivalent basis		19,694	5.82%		12,170	5.43%
Net interest spread			4.38%			4.47%
Less tax equivalent adjustment to interest income (1)		162			3

Net Interest Income		$19,532			$12,167

(1)	The interest income and the yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $1,646,000 in 2005 and $1,392,000 in 2004.

(3)	The rates have been annualized. No assurances can be given regarding the actual results that might be expected for the year ending December 31, 2005.
     Net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities. The changes between periods in these assets and liabilities are referred to as volume changes. The impact on net interest income of changes in average volume is measured by multiplying the change in volume between the current period and the prior period by the prior period rate. Net interest income/margin – tax equivalent basis is expressed using a tax equivalent adjustment to reflect the fact that the interest income on municipal securities is exempt from Federal income tax.
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

Analysis of Changes in Volume and Interest Rates

	Three Months Ended September 30			Nine Months Ended September 30,
	2005 from 2004			2005 from 2004
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities — taxable	$279	$(8)	$271	$1,210	$29	$1,239
Investment securities — tax-exempt	228	—	228	468	—	468
Federal funds sold & other	(3)	432	429	241	960	1,201
Loans	1,598	673	2,271	4,766	957	5,723

Total interest income	2,102	1,097	3,199	6,685	1,946	8,631

Interest-bearing demand	1	1	2	7	(3)	4
Savings & money market	132	200	332	464	586	1,050
Time deposits	(11)	34	23	(23)	50	27
Borrowings	(22)	28	6	(99)	125	26

Total interest expense	100	263	363	349	758	1,107

Net Interest Income - tax equivalent basis	$2,002	$834	$2,836	$6,336	$1,188	$7,524

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     For the three months ended September 30, 2005, net interest income – tax equivalent basis (TE) was $7,164,000, an increase of $2,836,000, or 66%, as compared to $4,328,000 for the three months ended September 30, 2004. The increase in net interest income — TE was primarily due to the increase in average loans, our highest yielding interest-earning asset. The increase in net interest income — TE can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $121,685,000, or 35%, versus an increase in average interest-bearing liabilities of $31,205,000, or 27%. Most of the earning asset growth was supported by the $104,057,000, or 36%, growth in average noninterest-bearing demand deposits. The decrease in the borrowing component of interest-bearing liabilities was due to repayment of a short-term loan that was outstanding in the third quarter of 2004. The increased volume of our interest-earning assets contributed $2,102,000 towards the increase in net interest income — TE. The $77,348,000, or 36%, increase in average loans contributed $1,598,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $100,000 increase in interest expense due to the increased volume of interest-bearing liabilities.
     Increased interest rates had an overall positive impact of only $834,000 on net interest income — TE. The average prime rate during the third quarter of 2005 was 6.42% as compared to 4.42% during the third quarter of 2004. An increase of $1,097,000 from increased rates earned on interest-earning assets was partially offset by a $263,000 increase in interest expense due to higher rates paid on interest-bearing liabilities. The average rates paid on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels. Future increases in interest rates are expected to increase the rate earned on loans as most of the loans have come off their floor levels. The floor provisions had tempered the impact of declining rates in prior periods.
     The net interest margin on a tax equivalent basis for the three months ended September 30, 2005 was 6.14%, an increase of 112 basis points from 5.02% for the same period in 2004. The increase in net interest margin was due to the increase in the rates earned on interest-earning assets being only partially offset by an increase in the rates paid on interest-bearing liabilities.
     The rate earned on average total interest-earning assets was 6.83% for the third quarter of 2005, an increase of 130 basis points as compared to 5.53% for the third quarter of 2004. The increase in the rate earned on earning assets was primarily due to the increase in interest rates.

     The average rate paid on average total interest-bearing liabilities was 2.21% in the third quarter of 2005, an increase of 66 basis points from 1.55% for the same period in 2004. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and borrowings.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     For the nine months ended September 30, 2005, net interest income – tax equivalent basis (TE) was $19,694,000, an increase of $7,524,000, or 62%, as compared to $12,170,000 for the nine months ended September 30, 2004. The increase in net interest income — TE was primarily due to the increase in average loans, our highest yielding interest-earning asset. The increase in net interest income – TE can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $152,623,000, or 51%, versus an increase in average interest-bearing liabilities of $40,277,000, or 41%. Most of the earning asset growth was supported by the $118,840,000, or 47%, growth in average noninterest-bearing demand deposits. The decrease in the borrowing component of interest-bearing liabilities was due to repayment of borrowings that were outstanding in the first nine months of 2004. The increased volume of our interest-earning assets contributed $6,685,000 towards the increase in net interest income. The $80,139,000, or 38%, increase in average loans contributed $4,766,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $349,000 increase in interest expense due to the increased volume of interest-bearing liabilities.
     Increased interest rates had an overall positive impact of $1,188,000 on net interest income - TE. The average prime rate during the first nine months of 2005 was 5.93% as compared to 4.14% during the first nine months of 2004. An increase of $1,946,000 from increased rates earned on interest-earning assets was partially offset by a $758,000 increase in interest expense due to higher rates paid on interest-bearing liabilities. The average rates earned on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels. Future increases in interest rates are expected to increase the rate earned on loans as the loans come off the floor levels. The floor provisions had tempered the impact of declining rates in prior periods.
     The net interest margin on a tax equivalent basis for the nine months ended September 30, 2005 was 5.82%, an increase of 39 basis points from 5.43% for the same period in 2004. The increase is due to the increased interest rates partially offset by a change in the mix of earnings assets discussed below.
     The rate earned on average total interest-earning assets was 6.46% for the first nine months of 2005, an increase of 56 basis points as compared to 5.90% for the first nine months of 2004. The increase in the rate earned on earning assets was primarily due to higher interest rates, partially offset by a change in the mix of earning assets. The average balances of the higher yielding loans decreased as a proportion of average total interest-earning assets from 70% in the first nine months of 2004 to 64% in the 2005 period.
     The average rate paid on average total interest-bearing liabilities was 2.08% in the first nine months of 2005, an increase of 65 basis points from 1.43% for the same period in 2004. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and borrowings.
Provision for Loan Losses
     The provision for loan losses for the three months ended September 30, 2005 was $125,000 as compared to $200,000 for the same period in 2004. The provision for loan losses for the nine months ended September 30, 2005 was $895,000 as compared to $725,000 for the first nine months of 2004. The provisions for loan losses reflect the growth in the loan portfolio as nonperforming loans decreased to $1,096,000 or 0.37% of total loans outstanding at September 30, 2005 compared to $987,000 or 0.43% of total loans at September 30, 2004 and $1,766,000 or 0.62% at December 31, 2004. The allowance for loan losses was 1.53% of total loans at September 30, 2005, as compared to 1.43% at September 30, 2004 and 1.32% at December 31, 2004.

Noninterest Income
     For the three months ended September 30, 2005, noninterest income was $1,691,000, a decrease of $44,000, or 3%, from $1,735,000 for the three months ended September 30, 2004. Increases in gains on sale of SBA loans and other income were offset by lower loan referral fees, fees and service charges on deposits accounts and a lost on sale of securities. Increased loan origination activity resulted in gains on sales of SBA loans of $829,000 during the third quarter of 2005, an increase of $249,000, or 43% as compared to the third quarter of 2004. The decrease in fees and service charges on deposit accounts is primarily due to lower fees from deposits due to increased interest rates, which result in higher earnings credits earned on business demand deposits. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional loans to SBA loans.
     For the nine months ended September 30, 2005, noninterest income was $4,531,000, a decrease of $119,000, or 3%, from $4,650,000 for the nine months ended September 30, 2004. The decrease is the result of increases in gains from sale of SBA loans being offset by lower loan referral fees and fees, service charges from deposits, other income and the loss on sale of securities. Increased loan origination activity resulted in gains on sales of SBA loans of $1,896,000 during the nine months of 2005, an increase of $631,000, or 50%, as compared to the first nine months of 2004. The decrease in fees and service charges were due to lower deposit service charges and lower loan referral fees. The decrease in fees and service charges is primarily due to lower fees from deposits due to increased interest rates which result in higher earnings credits earned on business demand deposits. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional loans to SBA loans.
Noninterest Expense
     The Company’s major noninterest expense categories are employees’ salaries and benefits and occupancy and equipment expense in our facilities. Together, these expenses constitute approximately 75% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.
     Noninterest expense for the three months ended September 30, 2005, was $4,805,000, an increase of $1,079,000, or 29%, from $3,726,000 for the third quarter of 2004. The major items contributing to the increase were salaries and benefits increasing $764,000, or 39%, and occupancy and equipment expense increasing $81,000, or 11%. The increases in all expense classifications are attributable to growth of the Bank, including increases in the number of employees and in the number of offices.
     Noninterest expense for the nine months ended September 30, 2005, was $13,264,000, an increase of $2,930,000, or 28%, from $10,334,000 for the first nine months of 2004. The major items contributing to the increase were salaries and benefits increasing $1,595,000, or 29%, and occupancy expense and equipment expense increasing $362,000, or 18%. The increases in all expense classifications are attributable to growth of the Bank, including increases in the number of employees and in the number of offices. The 2005 period includes expenses for an additional branch office in San Bernardino and relocation of our Carlsbad office that occurred in mid-year 2004.
FINANCIAL POSITION
     Our total assets increased $73,184,000, or 14%, to $606,058,000 at September 30, 2005 from $532,874,000 at December 31, 2004. The increase in assets is primarily due to a $37,239,000 increase in cash and due from banks, a $30,936,000 increase in investment securities and a $11,143,000, or 4% increase in loans. The increase in cash and due from banks at September 30, 2005, as compared to December 31, 2004, is primarily due to timing in the collection process of checks deposited by our customers. The increase in assets was funded primarily by a $62,705,000 increase in deposits, including $51,034,000 in noninterest-bearing demand deposits. We emphasize seeking demand deposits from business customers in our market area. The $8,998,000 increase in shareholders’ equity was from our earnings for the first nine months of 2005 and the exercise of stock options, partially offset by the decrease in other comprehensive income caused by decreases in the market values on investment securities as interest rates increased.

Loans
     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	September 30, 2005		December 31, 2004
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$108,980	37%	$99,478	35%
Residential	13,205	4%	22,014	9%
Commercial	90,450	30%	85,205	30%

Total real estate	212,635	71%	206,697	72%
Commercial	83,567	28%	77,855	27%
Consumer & Other	1,390	1%	1,642	1%

Total Loans	297,592	100%	286,194	100%

Less deferred loan income	(2,849)		(2,594)

Net Loans	$294,743		$283,600

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
     At September 30, 2005, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and the Bank, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of September 30, 2005:
Tier 1 leverage capital ratio	5.0%	9.6%	8.9%
Tier 1 risk-based capital ratio	6.0%	14.2%	13.1%
Total risk-based capital ratio	10.0%	15.4%	14.2%

As of December 31, 2004:
Tier 1 leverage capital ratio	5.0%	9.5%	8.1%
Tier 1 risk-based capital ratio	6.0%	12.8%	10.9%
Total risk-based capital ratio	10.0%	13.8%	12.0%
     During the nine months ended September 30, 2005 shareholders’ equity increased $8,998,000 to $47,886,000. The increase included net income of $7,678,000, $1,700,000 from the exercise of stock options (including an income tax benefit of $1,064,000) and warrants, partially offset by a $376,000 increase in the net unrealized loss on available-for-sale securities.
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
     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to meet deposit withdrawals or fund loans. As of September 30, 2005, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 54% as compared to 48% at December 31, 2004. The relatively high proportion of demand deposits in the Bank, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions. Approximately 67% of these demand deposits are concentrated in three relationships.
     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.
     The Bank maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow the Bank to borrow up to 20% of its assets (approximately $120,000,000 as of September 30, 2005) on a collateralized basis. As of September 30, 2005, loans and securities pledged as collateral for this facility would have allowed the Bank to borrow up to approximately $19,000,000. Also, additional loans and securities are available for pledging. These facilities have been used infrequently.
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
     Changes in the mix of earning assets and funding sources can also affect net interest income. Approximately, 76% of our deposits are in demand deposits, including 50% of average total deposits during the month ended September, 30 2005 from three real estate related service businesses. If these deposits decreased by a significant amount and had to be replaced by higher cost interest bearing deposits it may adversely affect our cost of funds and net interest income.
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
Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$29,700	6.8%
Up 200 basis points	29,100	4.7%
Up 100 basis points	28,500	2.5%
Base	27,800	0.0%
Down 100 basis points	27,100	(2.5%)
Down 200 basis points	26,500	(4.7%)
Down 300 basis points	25,800	(7.2%)
Item 4 – Controls and Procedures
     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2005, these disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending September 30, 2005 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5 – Other Information
     On November 7, 2005, the Bank and Mr. Mercardante entered into a new employment agreement that terminates on January 1, 2009. The agreement provides for base compensation of $320,000 per year, the payment of bonuses as determined and payable in accordance with the Bank’s Senior Executive Bonus Plan, and such other discretionary bonus as the Board of Directors shall determine from time to time. The employment agreement also provides for other customary benefits, including termination without cause and “change of control” termination benefits.
Item 6 – Exhibits
     The following exhibits are furnished with this report:

Reg. S-K
Item 601
Exhibit No.	Description
10.1	Employment agreement dated November 7, 2005 with Frank J. Mercardante

31.1	Certification Pursuant to Section 302 by Chief Executive Officer

31.2	Certification Pursuant to Section 302 by Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Date: November 10, 2005	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
Chief Executive Officer

Date: November 10, 2005	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President &
Chief Financial Officer