Form 10-K
period 2005-12-31
SOUTHWEST COMMUNITY BANCORP
filed 2006-03-16
CIK 1275873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___
COMMISSION FILE No.: 000-50545
SOUTHWEST COMMUNITY BANCORP
Incorporated Under the Laws of the State of California
I.R.S. EMPLOYER IDENTIFICATION NO.: 30-0136231
5810 EL CAMINO REAL
CARLSBAD, CALIFORNIA 92008
TELEPHONE: (760) 918-2616

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, No Par Value
Warrants to Purchase Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2005: $104,122,000
Number of shares of Common Stock outstanding as of February 28, 2006: 3,814,018
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the identified parts of this Form 10-K:
2006 Annual Meeting Proxy Statement — Part III, Items 10, 11, 12, 13 and 14.

SOUTHWEST COMMUNITY BANCORP
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
     For information about factors that could cause our actual results to differ from our expectations, you should carefully read “ITEM 1A — RISK FACTORS herein. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We have no intention, and do not assume any obligation, to update these forward-looking statements.
PART I
ITEM 1 — BUSINESS
Southwest Community Bancorp
     Southwest Community Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Southwest Community Bancorp’s principal business is to serve as a holding company for our banking subsidiary, Southwest Community Bank (“SWCB”). When we say “we,” “our” or the “Company,” we mean Southwest Community Bancorp on a consolidated basis with SWCB. When we refer to “Southwest Community” or “holding company” we are referring to the parent company on a stand-alone basis.
     On February 15, 2006, the Company and Placer Sierra Bancshares (“Placer”) (Nasdaq: PLSB) entered into an Agreement and Plan of Merger and Reorganization, pursuant to which the Company will merge with and into Placer in an all-stock transaction for $175 million in aggregate consideration. Placer is a Northern California based bank holding company for Placer Sierra Bank, with assets of $1.9 billion and 40 branches operating throughout California. The merger is subject to the approval of the shareholders of the Company and Placer, the receipt of necessary regulatory approvals, and other customary closing conditions.
     Southwest Community was incorporated on December 4, 2002, under the laws of the State of California, at the direction of the Board of Directors of SWCB for the purpose of becoming SWCB’s holding company. The holding company reorganization was consummated on April 1, 2003.
     In November 1998, SWCB began a subsidiary operation, Financial Data Solutions, Inc. (“FDSI”), which provided item processing services to the financial services industry. In May 2003, SWCB transferred its 51% interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest. On June 7, 2005, the business assets of FDSI were sold and the name of the corporation was changed to FDS Liquidation Corporation (“FDSLC”).
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
     In April 2003, Southwest Community raised approximately $8.0 million in net proceeds from the sale of “trust preferred” securities, due June 26, 2033. The holders of the trust preferred securities will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.15%. The current rate is 7.67%. Southwest Community formed a wholly-owned business trust subsidiary, Southwest Community Statutory Trust I (the “Trust”), pursuant to the laws of the State of Connecticut, to facilitate the transaction. The offering was conducted as a private placement to accredited investors within the meaning and in accordance with the requirements of Regulation D and was therefore exempt under the Securities Act. The proceeds to Southwest Community are treated as Tier 1 capital by Southwest Community for regulatory purposes. (See “Supervision and Regulation — Southwest Community Bank — Risk-Based Capital Guidelines” herein.) Southwest Community is using the proceeds from the offering to fund SWCB’s growth. The interest paid by Southwest Community is deductible. Southwest Community has the right, assuming that no default has occurred, to defer interest payments at any time for a period of up to twenty consecutive calendar quarters. The “trust preferred” securities can be called on or after June 26, 2008 at their face value.
     The primary source of the Company’s earnings comes from banking services provided by SWCB. Effective June 7, 2005, substantially all of the business assets of the Company’s data processing subsidiary were sold for $9,000,000, of which $1,365,000 was being held in escrow for up to twelve months relating to certain contingencies. During the second quarter, we reported a gain on sale of $1,550,000. On August 15, 2005, $300,000 was released from the escrow and resulted in an additional gain on sale of the assets, after income taxes, of $155,000 during the third quarter. The total gain on sale and the results of operations for the subsidiary, prior to the sale, are reported as discontinued operations. The remaining $1,065,000 in the escrow account is scheduled to be released in June 2006 and, subject to any adjustment for contingencies, would result in an additional gain of up to approximately $550,000.
     SWCB derives its income primarily from interest received on loans and investment securities and from fees received from deposit services. The expenses of SWCB are the interest it pays on deposits and borrowings, salaries and benefits for employees, occupancy costs for its banking offices and general operating expenses. The assets of the Company are primarily those of SWCB.
     The growth in Company assets and earnings and the contribution to earnings from continuing and discontinued operations is summarized in the following table (see “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for more detailed information regarding lending, deposits and securities portfolios):

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
		(dollars in thousands, except per share data)
Continuing Operations:
Income from continuing operations	$8,365	$4,630	$2,852	$1,568	$863

Discontinued Operations:
Gain on sale of assets	1,704	—		—	—
Income (loss) from operations	(58)	115	83	249	31

Income from discontinued operations	1,646	115	83	249	31

Net Income	$10,011	$4,745	$2,935	$1,817	$894

Diluted earnings per share
Continuing operations	$1.90	$1.17	$0.78	$0.51	$0.33
Net income	$2.27	$1.20	$0.80	$0.60	$0.35

Consolidated assets	$656,503	$532,874	$338,815	$250,898	$123,074
Average earning assets	$460,627	$320,229	$200,388	$135,462	$87,124

Return on average equity (a)	18.80%	17.19%	16.40%	12.56%	10.40%
Return on average assets (a)	1.46%	1.15%	1.00%	0.90%	0.84%
Net interest margin — tax equivalent basis	5.90%	5.48%	6.14%	6.01%	6.81%
Efficiency ratio	55.62%	60.66%	66.42%	72.57%	82.50%

(a)	Based on continuing operations
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
     In 1998 SWCB opened a banking office in downtown San Diego. During 2000, SWCB added offices in Escondido and El Cajon. In 2001, SWCB opened a fifth office in the Carlsbad commercial business district and relocated its administrative offices from Encinitas to the new Carlsbad office. During 2002, SWCB opened its sixth office in Murrieta, California. During 2003, SWCB opened a seventh office in Anaheim and a loan production office in Glendale, California. In 2004 SWCB opened an eighth office in San Bernardino, California and a representative office near Chicago, Illinois. In 2005 SWCB opened a loan production office near Salt Lake City, Utah and a ninth banking office was opened in Rancho Cucamonga, California.
Business of the Company
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
     SWCB makes a variety of loan products available, including commercial, real estate, construction, automobile and other installment and term loans. In May 1998, SWCB initiated an SBA lending program as a key aspect of its commercial client/small business focus. By mid-1999, SWCB received a “Preferred Lender” status from the San Diego Regional SBA office. The “Preferred Lender” status enabled SWCB to process loans in less time than before, which contributed to SWCB becoming San Diego County’s largest local SBA lender for the SBA’s fiscal years ending September 30, 2000, 2001, 2003, 2004 and 2005. SWCB’s “Preferred Lender” status now extends throughout all of California.
     With the assistance of the former item processing subsidiary, SWCB has established itself as a niche player in the remittance or lock box processing arena, enabling SWCB to attract corporate relationships with larger than average balances that require specialized services. This has enabled SWCB to achieve a ratio of demand deposits to total deposits of 73% as of December 31, 2005, which has resulted in a lower cost of funds than most of our peers. Many of these deposits, however, require services that are included in noninterest expense.
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
Business Concentrations
     Except for the deposit relationships discussed below, no individual or single group of related customers is considered material in relation to the earnings assets or the sources of revenue of SWCB. However, we accept deposits and provide deposit services to real estate related service businesses, such as mortgage servicing, title and escrow and property management companies. Deposits from four of these businesses, whose aggregate average balances represented 1% or more of our total deposits, totaled $253 million in average balances during the month of December 2005. One of these relationships, a mortgage servicing company, accounted for approximately 80% of these deposits in December 2005. The amount of these deposit balances results in SWCB’s higher than normal amounts of funds in the process of collection, included in the cash and due from banks accounts, and Federal funds sold. Fluctuations in these deposit balances would primarily affect the balances of cash and due from banks, short-term investments and short-term borrowings. (See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Deposits” herein.)
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
Market Area
     Banking
     SWCB’s primary market areas include the cities and surrounding communities of San Diego, Carlsbad, El Cajon, Escondido, Encinitas, Murrieta, Anaheim, Rancho Cucamonga and San Bernardino, encompassing portions of San Diego, Riverside, San Bernardino and Orange Counties.
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

     The transformation of the United States’ defense system from cold-war industrial buildup to modern high-tech military transformed San Diego’s military operations and defense contracting work. Despite past cutbacks and downsizing, the military’s presence and commitment to San Diego remains, if anything, greater than ever as the Navy’s principal location for West Coast and Pacific Ocean operations. San Diego is home of some of the few remaining shipyards on the West Coast able to build and repair large Navy ships.
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
     SWCB also operates branch offices in Orange, Riverside and San Bernardino Counties. The Anaheim office serves customers in Anaheim and neighboring Orange County communities. The Murrieta office extends SWCB’s service area to Riverside County. The San Bernardino office opened in 2004 and the Rancho Cucamonga office opened in 2005 extended services to San Bernardino County.
Competition
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
     As of June 30, 2005, the most recent period for which figures are available, data reported by state and federal agencies indicated that the 566 banks and savings and loan offices then open in SWCB’s primary market area, San Diego County, held approximately $46.6 billion in total deposits averaging approximately $82.3 million per banking office. SWCB’s total deposits ($466,822,000) in the San Diego market area constituted 1.0% of the total deposits in that market.
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
Employees
     At December 31, 2005, SWCB had 112 full-time and 19 part-time employees. Our employees are not represented by any union or other collective bargaining agreement and we consider our relations with our employees to be excellent.
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
     Bank Holding Company Liquidity. Southwest Community is a legal entity, separate and distinct from SWCB. Southwest Community has the ability to raise capital on its own behalf or borrow from external sources. Southwest Community may also obtain additional funds from dividends paid by, and fees charged for services provided to SWCB. However, regulatory and statutory constraints may restrict or totally preclude SWCB from paying dividends.
     Southwest Community is entitled to receive dividends, when and as declared by SWCB’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income for the bank’s current fiscal year. Based on these limitations, the amount available at SWCB for payment of dividends, without DFI approval, as of December 31, 2005 was approximately $15.3 million.
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
     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” Southwest Community, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:
•	making or acquiring loans or other extensions of credit for its own account or for the account of others;

•	servicing loans and other extensions of credit;

•	performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;

•	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•	acting as investment or financial advisor;

•	providing management consulting advice under certain circumstances;

•	providing support services, including courier services and printing and selling MICR-encoded items;

•	acting as a principal, agent, or broker for insurance under certain circumstances;

•	making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;

•	providing financial, banking, or economic data processing and data transmission services;

•	owning, controlling, or operating a savings association under certain circumstances;

•	selling money orders, travelers’ checks and U.S. Savings Bonds;

•	providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•	underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.
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
     Significant Legislation. The laws, regulations and policies governing financial institutions are continuously under review by Congress, state legislatures and federal and state regulatory agencies. From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted in recent years have expanded the lending authority and permissible activities of certain non-bank financial institutions, such as savings and loan associations and credit unions, and have given federal regulators increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions. Future changes in the laws, regulations or policies that impact SWCB cannot necessarily be predicted, but they may have a material effect on SWCB’s business and earnings.
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
     Risk-Based Capital Guidelines
     General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk- based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.
     Qualifying Capital. A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital. The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:
•	common stockholders’ equity;

•	qualifying non-cumulative perpetual preferred stock (including related surplus); and

•	minority interests in the equity accounts of consolidated subsidiaries.
     The Tier 2 component of a bank’s total qualifying capital may consist of the following items:
•	a portion of the allowance for loan and lease losses;

•	certain types of perpetual preferred stock and related surplus;

•	certain types of hybrid capital instruments and mandatory convertible debt securities; and

•	a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.
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
     The following table sets forth the Company’s and SWCB’s actual capital amounts and ratios and comparison to the minimum ratios:

					Minimum to be well
					capitalized under
			Minimum for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2005:
Total capital (to risk-weighted assets)	$62,949	14.9%	$33,723	8.0%	$42,154	10.0%
Tier 1 capital (to risk-weighted assets)	58,454	13.9%	16,862	4.0%	25,292	6.0%
Tier 1 capital (to average assets)	58,454	9.7%	24,176	4.0%	30,220	5.0%
As of December 31, 2004:
Total capital (to risk-weighted assets)	$48,881	13.8%	$28,314	8.0%	$35,392	10.0%
Tier 1 capital (to risk-weighted assets)	45,137	12.8%	14,157	4.0%	23,035	6.0%
Tier 1 capital (to average assets)	45,137	9.5%	18,953	4.0%	23,691	5.0%

Southwest Community Bank
As of December 31, 2005:
Total capital (to risk-weighted assets)	$58,436	13.9%	$33,668	8.0%	$42,085	10.0%
Tier 1 capital (to risk-weighted assets)	53,941	12.8%	16,834	4.0%	25,251	6.0%
Tier 1 capital (to average assets)	53,941	9.0%	24,003	4.0%	30,004	5.0%
As of December 31, 2004:
Total capital (to risk-weighted assets)	$41,611	12.0%	$27,696	8.0%	$34,620	10.0%
Tier 1 capital (to risk-weighted assets)	37,867	10.9%	13,848	4.0%	20,772	6.0%
Tier 1 capital (to average assets)	37,867	8.1%	18,784	4.0%	23,480	5.0%
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
     As of December 31, 2005, the most recent notification from the regulatory agencies categorized the Company and SWCB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or SWCB’s category.
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
     Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the Federal Deposit Insurance Reform Act (discussed below).
     The current assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates
	Supervisory Group
Capital Group	Group A	Group B	Group C
Well capitalized	0	3	17
Adequately capitalized	3	10	24
Undercapitalized	10	24	27
     On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the Bank Insurance Fund (or BIF) and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.

     While the FDI Reform Act assumes continuation of the FDIC’s current system for calculating an institution’s assessment based on (i) the probability the institution will cause the insurance fund to incur a loss, (ii) the likely amount of any such loss, and (iii) the revenue needs of the insurance fund, the amount of future premiums and assessment rates that SWCB will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While management cannot make final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company.
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
     Risk Management and Exposure
     The federal banking agencies have begun examining banks and bank holding companies with respect to their exposure to and management of different categories of risk, including: legal, operations, market, credit, interest rate, price, foreign exchange, transaction, compliance, strategic, liquidity, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution’s capital, assets, management, earnings and liquidity.

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
     The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
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
     The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. Since January 2001 the FRB has decreased interest rates thirteen times, reducing the overnight “Federal Funds” rate from 6.50% to 1.00% through early 2004, the lowest level in over four decades. Since June 2004, through December 31, 2005, the FRB has increased interest rates thirteen times to 4.25%. The FRB has increased rates a fourteenth time to 4.50% in early 2006 and additional increases are expected during the remainder of 2006. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.
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
ITEM 1A — RISK FACTORS
     The considerations listed below represent material factors we believe could cause our actual results of operations to differ materially from our expectations. These considerations are not intended to represent a complete list of the general or specific risks that may affect our future results of operations or stock price and should be considered carefully.

     Risks Related to the Company
     We have a Limited Operating History. We have only been operating since December 1, 1997. Therefore, we have a limited operating history and we still remain subject to the risks inherently associated with a new business enterprise in general, and a new financial institution in particular, such as untested systems and management in a full range of economic conditions. Although we had increasing profits in each of the past six years, we cannot assure you that we will maintain our level of profitability in the future.
     We Face Limits on Our Ability to Lend. Our legal lending limit as of December 31, 2005, was approximately $14.3 million for secured loans and $8.6 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks. However, we cannot assure you of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.
     Declines in Real Estate Values Could Materially Impair Our Profitability and Financial Condition. A significant proportion of our loan portfolio (66% of our loan portfolio) consists of commercial real estate and construction loans secured by real estate collateral. A substantial portion of the real estate securing these loans is located in San Diego and Riverside Counties. Real estate values are generally affected by factors such as:
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
     Our Ability to Pay Cash Dividends is Restricted by Law and Depends on Capital Distributions From SWCB; Our Debt Service Obligations Also Impair Our Ability to Pay Cash Dividends. Although we began paying a cash dividend during 2005, our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. We cannot assure you that we will meet the criteria specified under California law in the future. Even if we may legally declare and pay dividends, the amount and timing of those dividends will be at the discretion of our board of directors. The board of directors may, in its sole discretion, decide not to declare dividends.
     As a bank holding company, substantially all of our operating assets are owned by SWCB and we rely upon receipt of sufficient funds from SWCB, primarily in the form of cash dividends, to meet our obligations and corporate expenses, including our debt service obligations of approximately $615,000 annually pursuant to our trust preferred securities. The availability of cash dividends from SWCB, however, is limited by various statutes and regulations. It is possible, depending upon the financial condition of SWCB, and other factors, that the DFI and/or the FDIC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event SWCB is unable to pay dividends to us, we in turn may be unable to pay our debt service and other obligations or pay cash dividends on our common stock. As of December 31, 2005, SWCB was legally able to pay $15.3 million in cash dividends.
     Our Allowance for Loan Losses May Not be Adequate to Cover Actual Losses. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our earnings. (See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.)
     Risks Relating to Our Common Stock and Warrants
     Only a Limited Trading Market Exists for Southwest Community Common Stock and Warrants Which Could Lead to Price Volatility. Only a limited trading market for our common stock and warrants exists on the NASDAQ-Capital Market. Although various dealers currently trade shares of our common stock and warrants, we cannot assure you that an active public market for our common stock or warrants will ever develop or the extent to which those dealers will continue trading our common stock and warrants. During the year 2005, the average daily volume of common shares traded was 1,562.
     Concentrated Ownership of Our Common Stock and Warrants By Directors and Executive Officers Creates a Risk of Sudden Changes in Our Share Price. As of December 31, 2005, directors and members of our executive management team owned or controlled approximately 30% of the total outstanding common stock, including warrants and vested stock options as if they were exercised and outstanding.
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
     Future Issuances or Sales of Shares of Our Common Stock Could Have an Adverse Effect on Our Stock Price. As of December 31, 2005, options to purchase 863,841 shares have been granted and are outstanding to directors, officers and employees under our 2002 Stock Option Plan, of which 749,020 are exercisable. In addition, 113,015 shares of our common stock are reserved for issuance upon exercise of our outstanding warrants. Future sales of substantial amounts of our common stock could adversely affect prevailing market prices for the shares of our common stock, including sales of shares acquired upon exercises of options or warrants.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2 — PROPERTIES
     In January 2001 we moved our administrative headquarters to 5810 El Camino Real, Carlsbad, California 92008, Suites C and D, and in March 2001 we opened the Carlsbad Business Banking Center at the same location. The premises consist of a stand-alone building containing approximately 13,400 square feet of which we lease approximately 6,260 square feet from an unaffiliated third party. The lease provides for annual cost of living increases not to exceed 6%. The current monthly base rent amount is $8,585. The lease expires January 31, 2009 and provides a five-year option to extend. In May 2004 we entered into a new lease at 5650 El Camino Real, Suite 130, Carlsbad, California 92008, in the Carlsbad Gateway Center for the relocation of our Carlsbad Business Banking Center. The premises consist of a stand-alone building containing 50,071 square feet of which we lease approximately 3,260 square feet from an unaffiliated third party. The current monthly base rent is $5,249. The lease expires September 30, 2009 and provides two five-year options to extend.
     Our Encinitas Office is located at 277 North El Camino Real, Encinitas, California 92024, in the Villa Encinitas Plaza. These premises are leased from an unaffiliated third party. The premises consist of a stand-alone building having approximately 5,200 square feet. The building is located in a shopping center and has ample parking. The current monthly base rent amount is $10,798. The lease provides for bi-annual cost of living increases of not less than 8%. The lease expires April 30, 2008 and provides four five-year options to extend. We also lease the space for the drive-up ATM at this same location at the currently monthly rate of $800. The ATM lease expires April 30, 2008 with options to extend.
     Our downtown banking office is located at 600 “B” Street, Suite 2202, San Diego, California 92101. Effective October 1, 2005 we entered into a new space sharing agreement for approximately 1,533 square feet with Fortuna Financial, Inc., of which our Chairman of the Board, Mr. Howard B. Levenson, serves as Chairman, President and sole stockholder. (See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” herein.) The prior lease expired in September 2005 and was renewed. The current monthly base rent is $3,525. The new agreement expires November 30, 2010 and provides a five-year option to extend.
     Our Escondido Office is located at 1146 West Valley Parkway, Suite 102, Escondido, California 92025, in Plaza Las Palmas. We lease these premises from an unaffiliated third party. The premises are located in a shopping center and we lease approximately 1,271 square feet. The lease provides for annual cost of living increases not to exceed 6%. The currently monthly base rent amount is $3,622. The lease has been extended and expires March 31, 2010 and provides for an additional five-year option to extend.
     Our El Cajon Office is located at 1235 Avocado Boulevard, El Cajon, California 92020. The premises consist of a stand-alone building having approximately 3,500 square feet. The building is located in a shopping center. The currently monthly base monthly rent amount is $5,040. The lease is with an unaffiliated third party and provides for annual cost of living increases not to exceed 5%. The lease expires March 31, 2011 and provides a five-year option to extend.
     Our Murrieta Office is located at 26755 Jefferson Avenue, Murrieta, California 92562. The premises consist of a stand-alone building containing approximately 43,200 square feet of which we lease approximately 3,013 square feet from an unaffiliated third party. The current monthly rent amount is $5,423. The lease expires August 31, 2007 and provides two five-year options to extend.
     Our Anaheim Office is located at 2401 E. Katella Avenue, Anaheim, California 92806. We have leased approximately 5,800 square feet on the ground floor of an existing multi-story/multi-tenant building from an unaffiliated third party. The currently monthly base rent is $10,652. The lease expires April 30, 2009 and provides a five-year option to extend.
     In April 2003 we leased approximately 5,013 square feet of administrative office space at 5611 Palmer Way, Suite G, Carlsbad, California 92008, from an unaffiliated third party. The currently monthly base rent amount is $5,063, plus common area charges, with annual step adjustments in the monthly rent of approximately 3%. The lease expires August 31, 2008 and provides a three-year option to extend.
     Our Glendale Loan Production Office is located at 330 North Brand Boulevard, Suite 525, Glendale, California 92103. We have leased approximately 2,096 in a multi-story/multi-tenant building from an unaffiliated third party. The current monthly base rent is $4,611, plus common area charges. The lease expires December 31, 2008 and provides a five-year option to extend.
     In March 2004 we leased approximately 5,386 square feet of office space at 599 North E. Street, San Bernardino, California 92401 from an unaffiliated third party for our San Bernardino Office. The basic monthly rent is $10,808, plus a pro rata share of common area charges and annual cost of living increases of not less that 2.5% and not more than 6.0%. The lease expires July 14, 2014 and provides a five-year option to extend.
     In August 2005 we leased approximately 2,557 square feet of office space at 8250 White Oak Avenue, Suite 100t, Rancho Cucamonga, California 91730 from an unaffiliated third party for our Rancho Cucamonga Office. The basic monthly rent is $3,964, plus a pro rata share of common area charges and annual increases 3.0%. The lease expires July 31, 2010 and provides a three-year option to extend.
     During 2005 and 2004, our aggregate lease expense for continuing operations was approximately $924,000 and $776,000, respectively, on a consolidated basis.
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
     No matters were submitted to the Company’s shareholders during the fourth quarter of 2005.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Equity Securities
     As of December 31, 2005, we had 3,808,348 shares of our common stock issued and outstanding and warrants outstanding to purchase 113,015 shares of our common stock. As of February 28, 2006, we had approximately 382 holders of record of our common stock, although we believe that there are an additional 800 shareholders who own their shares in “street name” through brokerage firms, and approximately 99 holders of record of our warrants, although we believe that there are additional holders who own their warrants in “street name” through brokerage firms.
Historical Market Prices
     Effective June 14, 2005, our common stock began trading on the NASDAQ-Capital Market (trading symbol “SWCB”). Previously our common stock traded in the OTC Bulletin Board under the same trading symbol. There has been a limited trading market for our common stock. We are aware of nine market makers in our common stock. However, there are a number of other dealers who affect trades in our common stock through these market makers including Western Financial Corporation, an affiliated company of our Chairman, Howard S. Levenson. No assurance can be given that a more active public trading market for our common stock will develop in the future or the extent to which those dealers will continue to affect trades. Our common stock is not currently listed on any exchange or on the Nasdaq National Market.
     The information in the following table indicates the high and low sales prices and volume of trading for our common stock for each quarterly period since January 1, 2004 and is based upon information provided by the OTC Bulletin Board and NASDAQ-Capital Market. Because of the limited market for our common stock, these prices may not be indicative of the fair market value of our common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below. These prices do not include retail mark-ups, mark-downs, or commissions and have been adjusted for stock splits and the 5% stock dividend.

			Approximate
			Number of Shares
Quarter Ended	High	Low	Traded
2004:
March 31	$22.22	$17.14	165,838
June 30	$28.57	$21.43	45,468
September 30	$30.48	$27.86	69,645
December 31	$38.10	$27.81	90,275
2005:
March 31	$38.10	$32.86	74,234
June 30	$35.00	$28.00	93,003
September 30	$38.06	$30.76	134,193
December 31	$33.15	$30.86	87,736
Dividends
     During the fourth quarter of 2005, we began the payment of cash dividends with an initial payment on October 20, 2005 of $0.05 per common share to shareholders of record on October 5, 2005. The second quarterly $0.05 per common share dividend declared in 2005 was paid on January 20, 2006 to common shareholders of record on January 5, 2006. It is our current intention to continue the practice of paying a quarterly cash dividend. However, payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by the Boards of Directors of Southwest Community and SWCB. On March 23, 2005, the Board of Directors approved a five percent stock dividend payable on May 18, 2005 to shareholders of record as of April 25, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005, with respect to the shares of Southwest Community common stock that may be issued under existing equity compensation plans:

Number of
	Securities to	Weighted Average	Number of Securities Remaining
	be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in the second column)
Equity compensation plan approved by holders:
Southwest Community Bancorp 2002 Stock Option Plan	863,841	$12.13	468,518

1	The total number of shares of common stock that may be issued pursuant to awards granted under the 2002 Plan may not exceed 1,575,000 shares.
Recent Sales of Unregistered Securities
     During 2005, we issued a total of 12,919 shares of our common stock pursuant to the exercise of warrants issued in our 2002 Unit Offering. The aggregate proceeds were $118,118. The issuances of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2). That section exempts from the registration requirements securities issued by a company not involving any public offering. The issuance of shares of common stock upon exercise of warrants did not involve any public offering in compliance with the requirements of Section 4(2) and, therefore, was exempt from registration.
     There were no discounts or commissions involved in the above transactions.

ITEM 6 — SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Results of Operations:
Interest income	$30,076	$19,050	$13,286	$9,154	$7,620
Interest expense	3,171	1,519	978	1,011	1,685

Net interest income	26,905	17,531	12,308	8,143	5,935
Provision for loan losses	900	1,475	800	655	460

Net interest income after provision for loan losses	26,005	16,056	11,508	7,488	5,475
Noninterest income	6,015	6,122	4,551	3,892	2,460
Noninterest expense	18,309	14,348	11,198	8,734	6,926

Income from continuing operations before income taxes	13,711	7,830	4,861	2,646	1,009
Provision for income taxes	5,346	3,200	2,009	1,078	146

Income from continuing operations	8,365	4,630	2,852	1,568	863
Income from discontinued operations	1,646	115	83	249	31

Net income	$10,011	$4,745	$2,935	$1,817	$894

Share Data (1):
Earnings per common share (1):
Continuing Operations
Basic	$2.22	$1.42	$0.93	$0.58	$0.37
Diluted	$1.90	$1.17	$0.78	$0.51	$0.33
Net Income
Basic	$2.66	$1.46	$0.96	$0.67	$0.38
Diluted	$2.27	$1.20	$0.80	$0.60	$0.35
Average shares outstanding (1)	3,757,955	3,259,580	3,043,066	2,715,092	2,360,163
Average diluted shares outstanding (1)	4,399,392	3,965,238	3,642,055	3,046,636	2,580,071
Cash dividends declared per share	$0.10	—	—	—	—
Book value at period-end (1)	$12.98	$10.63	$6.22	$5.33	$3.71
Shares outstanding at period-end	3,808,348	3,484,266	2,902,462	2,888,962	2,247,742

Balance Sheet Data at Period-end:
Assets	$656,503	$532,874	$338,815	$250,898	$123,074
Investments	96,690	61,805	23,852	15,130	5,033
Loans, net of deferred fees	314,806	283,600	188,715	127,654	84,012
Allowance for loan losses	4,494	3,744	2,511	1,798	1,104
Deposits	594,134	482,762	308,379	231,995	112,856
Borrowed funds	8,248	8,248	8,248	576	596
Shareholders’ equity	$49,418	$38,888	$18,962	$16,177	$8,775

Selected Financial Ratios:
Return on average assets — continuing operations	1.46%	1.15%	1.00%	0.90%	0.84%
Return on average assets — Net Income	1.75%	1.18%	1.03%	1.05%	0.87%
Return on average equity — continuing operations	18.80%	17.19%	16.40%	12.56%	10.40%
Return on average equity — Net Income	22.50%	17.61%	16.88%	14.55%	10.77%
Average equity/Average assets	7.77%	6.69%	6.12%	7.18%	8.10%
Net interest margin — tax equivalent basis	5.90%	5.48%	6.14%	6.01%	6.81%
Efficiency Ratio	55.62%	60.66%	66.42%	72.57%	82.50%
Dividend Payout Ratio	3.75%	—	—	—	—

(1)	All share and per share data has been adjusted for stock splits and stock dividends.

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
FINANCIAL SUMMARY
     The primary source of the Company’s earnings comes from banking services provided by SWCB. Effective June 7, 2005, substantially all of the business assets of Company’s data processing subsidiary were sold for $9,000,000, of which $1,365,000 was being held in escrow for up to twelve months relating to certain contingencies. During the second quarter, we reported a gain on sale of $1,550,000. On August 15, 2005, $300,000 was released from the escrow and resulted in an additional gain on sale of the assets, after income taxes of $155,000. The total gain on sale and the results of operations for the subsidiary, prior to the sale, are reported as discontinued operations.
     Our financial condition and results of operations reflect the continued growth in earning assets, deposits, equity capital and net earnings. SWCB commenced operations in 1997 and opened branches in 1998, 2000, 2001, 2002, 2003, 2004 and 2005, for a total of 9 full-service banking offices and three loan production offices. This contributed to our growth in loans and deposits, as well as the increases in noninterest expenses.
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
     The growth in Company assets and earnings and the contribution to earnings from continuing and discontinue operations for the years ended December 2005, 2004 and 2003 is summarized below and discussed in more detail in the following sections:

	At or for the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
Continuing Operations:
Income from continuing operations	$8,365	$4,630	$2,852

Discontinued Operations:
Gain on sale of assets	1,704	—
Income (loss) from operations	(58)	115	83

Income from discontinued operations	1,646	115	83

Net Income	$10,011	$4,745	$2,935

Diluted earnings per share
Continuing operations	$1.90	$1.17	$0.78
Net income	$2.27	$1.20	$0.80

Year 2005 Compared to 2004 — Continuing Operations
     The 81% increase in income from continuing operations for the year ended December 31, 2005 as compared to the same period in 2004 was a result of several factors. Net interest income increased by $9,374,000, or 53%, due primarily to a 44% increase in average interest-earning assets and a 42 basis point increase in net interest margin. In addition, the provision for loan losses decreased by $575,000, or 39% due to slower loan growth and a continuing low level of loan charge-offs. Partially offsetting the increase in net interest income and lower provision for loan losses, noninterest income decreased by $107,000, or 2%, and noninterest expense increased by $3,961,000, or 28%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment that were related to our growth in offices.
     The return on average assets from continuing operations for the year 2005 was 1.46% and the return on average equity was 18.80%, as compared to 1.15% and 17.19%, respectively, for the year 2004.
     As of December 31, 2005 consolidated total assets were $656,503,000 as compared to $532,874,000 at December 31, 2004, a 23% increase. Total loans increased 11% to $314,806,000 and total deposits increased 23% to $594,134,000 as of December 31, 2005 as compared to December 31, 2004. Shareholders’ equity increased $10,530,000, to $49,418,000 at December 31, 2005 from $38,888,000 as of December 31, 2004. The increase primarily consisted of net income for the period.
Year 2004 Compared to 2003 — Continuing Operations
     The 62% increase in income from continuing operations for the year ended December 31, 2004 as compared to the same period in 2003 was a result of several factors. Net interest income increased by $5,223,000, or 42%, due primarily to a 60% increase in average interest-earning assets; and noninterest income increased by $1,571,000, or 35%, due to increases in fees and service charges due to our overall growth, loan referral fees and in gains on sales of SBA loans at SWCB. During 2004 we had a loss on sale of securities as compared to $228,000 in securities gains in 2003. Partially offsetting the increases in revenues, noninterest expense increased by $3,150,000, or 28%, and the provision for loan losses increased $675,000, or 84%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits, occupancy, and equipment and data processing that were related to our growth in offices. The increase in the provision for loan losses was primarily due to the increase in outstanding loans.
     The return on average assets from continuing operations for the year 2004 was 1.15% and the return on average equity was 17.19%, as compared to 1.00% and 16.40%, respectively, for the year 2003.
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
     The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates of interest earned or paid, net interest income and net interest spread:

Analysis of Average Rates and Balances

	Year Ended December 31,
	2005			2004			2003
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Investment securities — taxable	$75,122	$2,961	3.94%	$40,589	$1,536	3.78%	$22,215	$728	3.28%
Investment securities — tax-exempt (1)	13,842	764	5.52%	472	26	5.51%	—	—	0.00%
Federal funds sold & other	80,303	2,708	3.37%	56,792	834	1.47%	22,487	259	1.15%
Loans (2)	291,360	23,903	8.20%	222,376	16,663	7.49%	155,686	12,299	7.90%

Total interest-earning assets	460,627	30,336	6.59%	320,229	19,059	5.95%	200,388	13,286	6.63%

Noninterest-earning assets	112,206			83,613			83,613

Total Assets	$572,833			$403,842			$284,001

Liabilities
Interest-bearing demand	$10,787	22	0.20%	$6,364	14	0.22%	$5,058	11	0.22%
Savings & money market	113,075	2,374	2.10%	75,931	913	1.20%	41,461	382	0.92%
Time deposits	10,799	233	2.16%	11,580	135	1.17%	15,156	290	1.91%
Borrowings	8,315	542	6.52%	10,390	457	4.40%	8,952	295	3.30%

Total interest-bearing liabilities	142,976	3,171	2.22%	104,265	1,519	1.46%	70,627	978	1.38%

Demand deposits	381,753			271,929			195,288
Other liabilities	3,617			706			694

Total Liabilities	528,346			376,900			266,609
Shareholders’ Equity	44,487			26,942			17,392

Total Liabilities and Shareholders’ Equity	$572,833			$403,842			$284,001

Net interest income/margin — tax equivalent basis		27,165	5.90%		17,540	5.48%		12,308	6.14%
Net interest spread			4.37%			4.49%			5.25%
Less tax equivalent adjustment		260			9

Net interest Income		$26,905			$17,531			$12,308

(1)	The interest income and yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $2,190,000 in 2005, $1,957,000 in 2004 and $1,537,000 in 2003.
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

	Analysis of Changes in Volume and Interest Rates
	2005 from 2004			2004 from 2003
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Investment securities — taxable	$1,358	$67	$1,425	$680	$128	$808
Investment securities — tax-exempt	738	—	738	26	—	26
Federal funds sold & other	453	1,421	1,874	303	272	575
Loans	5,544	1,696	7,240	5,026	(662)	4,364

Total interest income	8,093	3,184	11,277	6,035	(262)	5,773

Interest-bearing demand	9	(1)	8	3	—	3
Savings & money market	579	882	1,461	389	142	531
Time deposits	(8)	106	98	(58)	(97)	(155)
Borrowings	(60)	145	85	15	147	162

Total interest expense	520	1,132	1,652	349	192	541

Net Interest Income — tax equivalent basis	$7,573	$2,052	$9,625	$5,686	$(454)	$5,232

     Year 2005 compared to 2004
     For the year ended December 31, 2005, net interest income — tax equivalent basis was $27,165,000, an increase of $9,625,000, or 55%, as compared to $17,540,000 for the year ended December 31, 2004. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $140,398,000, or 44%, versus an increase in average interest-bearing liabilities of $38,711,000, or 37%. The increase in average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $68,984,000, or 31%. The increased volume of our interest-bearing assets contributed $8,093,000 towards the net increase in net interest income, of which the increased volume of loans contributed $5,544,000, offset by $520,000 due to the increased volume of interest-bearing liabilities. Interest rates had an overall positive impact of $2,052,000 on net interest income, as $3,184,000 from higher yields on interest-earning assets was partially offset by $1,132,000 due to increased costs of interest-bearing liabilities. The higher yields from earnings assets included $1,696,000 from loans and $1,421,000 from Federal funds sold & other.
     The net interest margin on a tax equivalent basis for the year 2005 was 5.90%, an increase of 42 basis points from 5.48% for the year 2004. The increase in net interest margin was due to an increase in the yield on interest-earning assets partially offset by an increase in the cost of interest-bearing liabilities and a continuing decrease in the proportion of interest-bearing liabilities to interest-earning assets. The yield on interest-earning assets was 6.59% for the year 2005, an increase of 64 basis points as compared to 5.95% for the year 2004. The higher yield was primarily due to higher yields on loans and Federal funds sold. The higher yield on loans was due to the prime rate increasing during 2005 from 5.25% to 7.25%. The average prime rate in 2005 increased to 6.19% as compared to 4.34% in 2004. The average cost of interest-bearing liabilities was 2.22% in 2005, an increase of 76 basis points from 1.46% in 2004. Most of our growth was supported by an increase in average noninterest-bearing deposits, which increased $109,824,000, or 40%. As a result, the ratio of interest-earning assets to interest-bearing liabilities increased from 3.07:1 to 3.22:1. No assurance can be given that this trend will continue.
     Year 2004 compared to 2003
     For the year ended December 31, 2004, net interest income — tax equivalent basis was $17,540,000, an increase of $5,232,000, or 43%, as compared to $12,308,000 for the year ended December 31, 2003. The increase in net interest income can be primarily attributed to the growth in the volume of loans, our highest yielding interest-earning assets, partially offset by lower yields on loans and the growth in the volume of interest-bearing liabilities. The increase in net interest income can also be attributed to the differential in the rate of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $119,841,000, or 60%, versus an increase in average interest-bearing liabilities of $33,638,000, or 48%. The increase in average loans accounted for most of the increase in average interest-earning assets. Average loans increased by $66,690,000, or 43%. The increased volume of our interest-bearing assets contributed $6,035,000 towards the net increase in net interest income, of which the increased volume of loans contributed $5,026,000, offset by $349,000 due to the increased volume of interest-bearing liabilities. Interest rates had an overall negative impact of $454,000 on net interest income, of which $262,000 resulted from lower yields on interest-earning assets and $192,000 was due to increased costs of interest-bearing liabilities. Lower loan yields contributed $662,000 of the overall decrease.
     The net interest margin on a tax equivalent basis for the year 2004 was 5.48%, a decrease of 66 basis points from 6.14% for the year 2003. The decrease in net interest margin was due to a decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities partially offset by a continuing decrease in the proportion of interest-bearing liabilities to interest-earning assets. The yield on interest-earning assets was 5.95% for the year 2004, a decrease of 68 basis points as compared to 6.63% for the year 2003. The lower yield was primarily due to lower yields on loans. The lower yield on loans was due to the prime rate declining during 2003 to a low of 4.0% at mid-year and remaining there through the first half of 2004. While the average prime rate in 2004 increased to 4.34% as compared to 4.12% in 2003, loans added in 2003 and early 2004 continued to reduce the overall loan yield. The average cost of interest-bearing liabilities was 1.46% in 2004, an increase of 8 basis points from 1.38% in 2003. Most of our growth was supported by an increase in average noninterest-bearing deposits, which increased $76,641,000, or 39%. As a result, the ratio of interest-earning assets to interest-bearing liabilities increased from 2.84:1 to 3.07:1. No assurance can be given that this trend will continue.
Provision for Loan Losses
     The provision for loan losses for the year ended December 31, 2005 was $900,000 as compared to $1,475,000 for the year 2004 and $800,000 for the year 2003. The lower provision in the current year reflects the lower loan growth in 2005 (11%) as compared to the prior year (50%) along with the continuing low level of net charge-offs. The allowance for loan losses increase to 1.41% of total loans at December 31, 2005 as compared to 1.31% and 1.32% of total loans at the 2004 and 2003 year ends, respectively.
Noninterest Income
     For the year ended December 31, 2005, noninterest income was $6,015,000, a decrease of $107,000, or 2%, from the 2004 amount of $6,122,000. The decrease is the result of increases in gains on sale of SBA loans and other income offset by lower loan referral fees, fees and service charges on deposit accounts and a loss on sale of securities. Increased loan origination activity resulted in gains on sales of SBA loans of $2,470,000 during 2005, an increase of $609,000, or 33%, as compared to the year 2004. The decrease in fees and service charges on deposit accounts is primarily due to lower fees from deposits due to increased interest rates, which result in higher earnings credits earned on business demand deposits. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional to SBA loans.
     For the year ended December 31, 2004, noninterest income was $6,122,000, an increase of $1,571,000, or 35%, from the 2003 amount of $4,551,000. The major items contributing to the increase were fees and service charges, item processing income, loan referral fees and gains from the sale of SBA loans. Fees and service charges increased $295,000, or 12%, from 2003 to 2004, primarily as a result of an increasing deposit customer base. Loan referral fees increased $750,000, or 235%, to $1,069,000 in 2004 due an increase in the volume of loans referred to a correspondent bank. Gains on sales of SBA loans increased $684,000, or 58%, due to increased loan originations. During 2004, we had losses of $35,000 from sale of securities as compared to gains of $228,000 during 2003.
Noninterest Expense
     The major expense categories are for employees’ salaries and benefits and for occupancy and equipment expense in our facilities. Together, these expenses constitute over 70% of total noninterest expense. Growth in these expenses during the following periods is consistent with our growth in earning assets and revenues.
     Noninterest expense for the year ended December 31, 2005, increased $3,691,000, or 28%, to $18,309,000 from $14,348,000 in 2004. The major items contributing to the increase were salaries and benefits increasing $2,343,000, or 30%, occupancy expense increasing $215,000, or 18%, data processing and equipment expense increasing $226,000, or 15%, and correspondent bank fees increasing $317,000, or 50%, to $952,000. The increases in all expense classifications were primarily attributable to the growth of SWCB, including increases in both the number of employees and the number of offices. The increase in correspondent bank fees was due to higher fees for improved cash letter deferred funds availability.
     Noninterest expense for the year ended December 31, 2004, increased $3,150,000, or 28%, to $14,348,000 from $11,198,000 in 2003. The major items contributing to the increase were salaries and benefits increasing $1,604,000, or 26%, occupancy expense increasing $253,000, or 27%, data processing and equipment expense increasing $198,000, or 15%, and correspondent bank fees increasing $466,000, or 276%, to $635,000. The increases in all expense classifications were primarily attributable to the growth of SWCB, including increases in both the number of employees and the number of offices. The increase in correspondent bank fees was due to higher fees for improved cash letter deferred funds availability.
Income Taxes
     Income taxes based on income from continuing operations for the year ended December 31, 2005, totaled $5,346,000, or 39.0% of income before taxes, as compared to $3,200,000, or 40.9% of income before taxes, for 2004 and $2,009,000, or 41.3% of income before income taxes, for the year 2003. The decrease in the effective tax rate in 2005 as compared to 2004 and 2003 is due to an increase in our investment in tax-exempt securities.
ANALYSIS OF FINANCIAL POSITION
Loans
     Loan Categories
     The following table sets forth the components of net loans outstanding in each category at the dates indicated:
Analysis of Loans

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(dollars in thousands)
Loan Category
Real estate loans:
Construction	$104,987	33%	$99,478	35%	$69,087	36%	$22,053	17%	$15,215	18%
Residential	13,897	4%	22,014	7%	8,499	5%	11,879	9%	6,603	8%
Commercial	106,134	33%	85,205	30%	51,495	27%	44,823	35%	19,560	23%

Total real estate	225,018	70%	206,697	72%	129,081	68%	78,755	61%	41,378	49%
Commercial	91,259	29%	77,855	27%	59,669	31%	48,555	38%	40,813	48%
Consumer & Other	1,714	1%	1,642	1%	1,890	1%	1,770	1%	2,513	3%

Total Loans	317,991	100%	286,194	100%	190,640	100%	129,080	100%	84,704	100%

Less deferred loan income	(3,185)		(2,594)		(1,925)		(1,426)		(692)

Loans, net	$314,806		$283,600		$188,715		$127,654		$84,012

     Our loan portfolio has consistently increased since the opening of SWCB. Loan growth is the result of increased lending in our original market area and the addition of banking offices in the surrounding area. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulations to a percentage of the institution’s regulatory capital.
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
     Branch officers are assigned lending limits commensurate with their experience and skill and are capped at $50,000 for unsecured loans and $100,000 for secured loans. Loan requests exceeding branch officer limits are referred to Loan Administration for underwriting, review and approval. Lending limits for Loan Administration lenders are capped at $200,000 for unsecured requests and $750,000 for secured loans. The Chief Executive Officer and the President/Chief Operating Officer have combined lending limits when acting jointly of $1,000,000 unsecured and $3,000,000 secured. All requests exceeding the authority of the Chief Executive Officer and the President/Chief Operating Officer combined are submitted to the Board of Director’s Loan Committee for approval. Additionally, all new loans, regardless of amount, are reviewed by the Loan Committee monthly and all new loans of $500,000 or more or relationships that aggregate $500,000 or more are reported to the Board monthly. All processing, boarding and servicing of loans are performed by Loan Administration regardless of loan amount.
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
     Loan Maturities
     The following table sets forth the maturity distribution of our real estate-construction and commercial loans outstanding at December 31, 2005. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rate loans generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2005, approximately 85% of our loan portfolio was comprised of floating interest rate loans. However, approximately 56% of the floating rate loans have interest rate floors. This offers rate protection in a downward rate environment as the loans continue to earn interest at the floor and not lower. As rates increase these loans will not reprice until rates exceed the floor, putting pressure on the interest rate margin in the short term. Non-performing loans are included in this schedule based on nominal maturities even though we may be unable to collect such loans at their maturity date.

Loans Repricing or Maturing as of December 31, 2005

	Maturing
	Within	One to	After
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
Real estate — construction	$104,209	$762	$16	$104,987
Commercial	34,366	13,625	43,268	91,259

Total	$138,575	$14,387	$43,284	$196,246

Loans with predetermined interest rates	$3,499	$2,468	$—	$5,967
Loans with floating or adjustable interest rates	135,076	11,919	43,284	190,279

Total	$138,575	$14,387	$43,284	$196,246

     Nonperforming Assets
     Prior to classifying a loan as non-performing, we review each loan to determine the nature of the problem and the need to classify. Further, all nonperforming loans are reviewed on a monthly basis to discern if there were changes to the value of the collateral or the ability of the borrower to repay. Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed “nonperforming” and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.
     When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned (“OREO”). OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” Since commencing operations we have not had any OREO.
     The following table provides information with respect to the components of our non-performing assets at the dates indicated. We have no loans past due 90 days or more still on accrual and we have no restructured loans.
Nonperforming Assets

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccrual loans	$1,043	$1,766	$1,101	$139	$304
Loans past due 90 days or more and still accruing

Total nonperforming loans	1,043	1,766	1,101	139	304
Other real estate owned

Total nonperforming assets	$1,043	$1,766	$1,101	$139	$304

Nonperforming loans as a percent of total loans	0.33%	0.62%	0.58%	0.11%	0.36%
Nonperforming assets as a percent of total assets	0.16%	0.33%	0.32%	0.06%	0.24%
     Additional interest income of $92,000, $78,000 and $82,000 would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $33,000, $16,000 and $40,000 was recorded on these loans for the years ended December 31, 2005, 2004 and 2003, respectively. Some of the loans on nonaccrual are loans to small business of which a major portion of the outstanding balance is guaranteed by the SBA.

Investment Securities
     In order to manage our liquidity as well as for earnings, we purchase United States Treasury and Agency securities and other investment securities. As the portfolio has increased in size and our taxable income also increased, we have added tax-exempt municipal securities to improve the overall yield on the portfolio. Securities may be pledged to meet collateral requirements imposed as a condition to receipt of public fund deposits and for borrowing purposes. We generally categorize our investment securities as available-for-sale so that they can be a secondary source of liquidity. As of December 31, 2005, 2004 and 2003, the carrying values of securities pledged were $76,497,000, $23,588,000 and $23,852,000, respectively.
     The following table summarizes the amounts, classification and distribution of investment securities held as of the date indicated:
Investment Portfolio

	December 31,
	2005	2004	2003
	(dollars in thousands)
Available-for-Sale
U.S. Treasury and government agencies	$9,247	$4,436	$4,327
Mortgage-backed securities	67,062	55,117	18,876
Municipal Securities	20,193	1,936	—

Total	$96,502	$61,489	$23,203

Held-to-Maturity
Mortgage-backed securities	$188	$316	$649

Total	$188	$316	$649

     The following table summarizes the amounts and distribution of our investment securities, held as of the date indicated, and the weighted average yields (the yields on the tax-exempt municipal securities are presented on a tax equivalent basis):
Analysis of Investment Yields and Maturities

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-Sale
U.S. Treasury and Agencies	$993	3.38%	$8,254	3.40%	$—		$—		$9,247	3.40%
Mortgage-backed securities	—		—		16,332	4.01%	50,730	4.61%	67,062	4.47%
Municipal securities	—		—		12,964	5.20%	7,229	5.58%	20,193	5.34%

Total	$993	3.38%	$8,254	3.40%	$29,296	4.54%	$57,959	4.73%	$96,502	4.53%

Held-to-Maturity
Mortgage-backed securities	$—		$—		$—		$188	6.54%	$188	6.54%

Total	$—		$—		$—		$188	6.54%	$188	6.54%

     Deposits
     Deposits are our primary source of funds. We offer a wide range of deposit products; however, the major portion of our deposits are noninterest-bearing demand deposits from business customers. Approximately $253 million, $222 million and $131 million in average balances during the months ended December 31, 2005, 2004 and 2003, respectively, were from real estate related service businesses whose aggregate average balances represented 1% or more of our total deposits. Our business is not seasonal in nature and we are not dependent upon funds from sources outside the United States. At December 31, 2005 we had no brokered funds on deposit.
     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:
Analysis of Average Deposits

	Year Ended December 31,
	2005		2004		2003
		%		%		%
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand	$381,753	—	$271,929	—	$195,288	—
Interest-bearing demand	10,787	0.20%	6,364	0.22%	5,058	0.22%
Savings & money market	113,075	2.10%	75,931	1.20%	41,461	0.92%
Time	10,799	2.16%	11,580	1.17%	15,156	1.91%

Total Deposits	$516,414	0.51%	$365,804	0.29%	$256,963	0.26%

     The following schedule shows the maturity of our time deposits of $100,000 or more as of December 31, 2005:
Maturity of Time Deposits of $100,000 or More

Amount
Three months or less	$13,015
Over three to six months	1,457
Over six to twelve months	314
Over twelve months	—

Total	$14,786

Borrowed Funds
     In April 2003, we received $8,248,000 from our special purpose trust subsidiary that was formed to issue trust preferred securities. The subordinated debt and the trust preferred securities bear a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15% (the “Coupon Rate”), provided the Coupon Rate shall not exceed 11.75% prior to June 26, 2008, and mature in 30 years. The initial rate of interest was 4.47%. The current Coupon Rate, which was reset on December 26, 2005, is 7.67%. Interest expense related to this borrowing totaled $540,000, $388,000 and $249,000 for the years ended December 31, 2005, 2004 and 2003, respectively, at an average rate of 6.54%, 4.70% and 4.36%, respectively.
     We have a credit line with the Federal Home Loan Bank of San Francisco (“FHLB”) that would allow us to borrow overnight or for extended periods in amounts up to 20% of total assets, on a collateralized basis. At December 31, 2005, we had pledged investment securities and loans that would permit borrowing approximately $78,000,000 under the credit line. At December 31, 2005, there are no borrowings outstanding under the line of credit. During the year ended December 31, 2005, we had average borrowings under the line of credit of $533,000, with total interest expense of $1,800 at an average cost of 3.35%, and a maximum outstanding of $16,600,000. During the year ended December 31, 2004, we had average borrowings under the line of credit of $1,107,000, with total interest expense of $14,000 at an average cost of 1.30%, and a maximum outstanding of $27,500,000. During the year ended December 31, 2003, we had average borrowings under the credit line of $3,247,000, with total interest expense of $46,000 at an average cost of 1.41%, and a maximum outstanding of $10,000,000..
Allowance and Provisions for Loan Losses
     We maintain an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.
     Each month we also review the allowance and make additional provisions to the allowance as needed. For the year ended December 31, 2005, the provision for loan losses was $900,000 as compared to $1,475,000 for the year ended December 31, 2004 and $800,000 for the year 2003. The provisions for loan losses have primarily reflected the growth of the loan portfolio as net charge-offs since opening SWCB total only $862,000.
     At December 31, 2005, the allowance for loan losses was 1.41% of loans outstanding, as compared to 1.31% and 1.32% at December 31, 2004 and 2003, respectively. At December 31, 2005, the allowance for loan losses was 4.31 times non-performing loans. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.
     The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:
Analysis of Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Outstanding loans:
End of the period	$317,991	$286,194	$190,640	$129,080	$84,704
Average for the period	$291,360	$222,376	$155,686	$101,736	$71,552

Allowance for loan losses:
Balance at beginning of period	$3,744	$2,511	$1,798	$1,104	$808

Loans charged off:
Commercial	158	300	103	8	238
Consumer		2	14	—	4

	158	302	117	8	242

Recoveries
Commercial	8	60	30	47	77
Consumer	—	—	—	—	1

	8	60	30	47	78

Net Charge-offs/(recoveries)	150	242	87	(39)	164

Provisions charged to operating expense	900	1,475	800	655	460

Balance at end of period	$4,494	$3,744	$2,511	$1,798	$1,104

Ratios:
Net charge-offs (recoveries) to average loans	0.05%	0.11%	0.06%	(0.04%)	0.23%

Allowance to loans at period end	1.41%	1.31%	1.32%	1.39%	1.30%

     The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

Allocation of Allowance for Loan Losses

	At December 31,
	2005		2004		2003
	(dollars in thousands)
		Percent of		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Real Estate
Construction	$1,057	33%	$895	35%	$622	36%
Residential	132	4%	198	7%	76	5%
Commercial	1,248	33%	865	30%	446	27%

Total real estate	2,437	70%	1,958	72%	1,144	68%
Commercial	1,615	29%	1,223	27%	1,053	31%
Consumer & other	30	1%	32	1%	13	1%
Unallocated allowance	412		531		301

Total	$4,494	100%	$3,744	100%	$2,511	100%

	At December 31,
	2002		2001
	(dollars in thousands)
		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Real estate
Construction	$198	17%	$137	18%
Residential	107	9%	59	8%
Commercial	433	35%	178	23%

Total real estate	738	61%	374	49%
Commercial	688	38%	555	48%
Consumer & other	115	1%	53	3%
Unallocated allowance	257		122

Total	$1,798	100%	$1,104	100%

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
     Risk grades for each Classified Credit are assigned based on a combination of regulatory examinations, outside loan review examinations, and management’s own, on-going internal reviews. The risk rating and monitoring system adopted by the Board of Directors as part of our General Lending Procedures is intended to further strengthen the Bank’s internal review procedures. A nine level grading system is used.
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
     At December 31, 2005, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and SWCB, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of December 31, 2005:
Tier 1 leverage capital ratio	5.0%	9.7%	9.0%
Tier 1 risk-based capital ratio	6.0%	13.9%	12.8%
Total risk-based capital ratio	10.0%	14.9%	13.9%
     During the year ended December 31, 2005 shareholders’ equity increased $10,530,000 to $49,418,000. The increase included net income of $10,011,000, proceeds of $1,701,000 and $118,000 from the exercise of stock options and warrants, less cash dividends of $384,000 and a $916,000 increase in the unrealized loss on available-for-sale securities.
     During the year ended December 31, 2004 shareholders’ equity increased $19,926,000 to $38,888,000. The increase included net income of $4,745,000, proceeds for a common stock offering of $14,384,000 and $841,000 from the exercise of stock options and warrants, less a $44,000 increase in the unrealized loss on available-for-sale securities.
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
     As of December 31, 2005, SWCB had commitments to extend credit and standby letters of credit in the amounts of $85,520,000 and $1,913,000, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

Contractual Obligations
     The following table reflects the maturities of SWCB’s contractual obligations, by category:
Contractual Obligations

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$8,248	$8,248
Operating lease obligations	952	1,715	747	560	3,974
Other contractual obligations	742	743	—	—	1,485

Total	$1,694	$2,458	$747	$8,808	$13,707

     Contractual obligations for the junior subordinated debentures, notes payable and operating leases are discussed in Notes 9 and 11 of Notes to Consolidated Financial Statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Other contractual obligations relate to our estimated liability associated with our data and item processing contract with third-party providers and leased automobiles.
Liquidity and Liability Management
     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans.
     The acquisition of deposits has been our primary source of funds used to invest in earning assets. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings. We expect that deposits will continue to be the primary source of funds in future periods. We emphasize seeking demand deposits from business customers in our market area. If necessary, we can also pursue the higher cost time deposits. One method that banks utilize for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. Although we did not have any “brokered deposits” at December 31, 2005, we have accepted brokered deposits in the past and may do so in the future.
     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to fund loans or meet deposit withdrawals. As of December 31, 2005, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits was 54%. At December 31, 2004 and 2003, our liquid assets as a percentage of deposits was 48% and 45%, respectively. The relatively high proportion of demand deposits in SWCB, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions.
     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.
     SWCB maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. SWCB also has a credit line with the Federal Home Loan Bank of San Francisco which would allow SWCB to borrow up to 20% of its assets ($131,000,000 as of December 31, 2005) on a collateralized basis. As of December 31, 2005, loans and securities pledged as collateral for this facility would have allowed SWCB to borrow up to approximately $78,000,000. These facilities have been used infrequently.
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

Recent Accounting Pronouncements
     Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual period beginning after June 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the consolidated statements of income.
     Accounting Changes and Error Corrections
     On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material impact on its financial position or results of operations.
     Other-Than-Temporary Impairment of Certain Investments
     In March 2004, the FASB Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.
     On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities. Risk management is an important part of our operations and a key element of our overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. Our Board of Directors and committees meet on a regular basis to oversee our operations. We monitor our business activities and apply various strategies to manage the risks to which we are exposed. We have adopted various policies and have empowered the committees of our Board of Directors with oversight responsibility concerning different aspects of our operations. Our Audit Committee is responsible for overseeing internal auditing functions and for interfacing with our independent outside auditors. Our Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. Our Loan Committee also reviews “watch list” loans and the adequacy of our allowance for loan losses. Our Asset/Liability Risk Management Committee establishes our Investment Policy and our Asset/Liability Policy, reviews investments made by management, and monitors our investment portfolio interest rate risk and liquidity planning.
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
     Changes in interest rates may also affect customer behavior, such as by increasing or decreasing loan prepayments, which can affect the economic value of a loan or investment security. Because our earning assets have relatively short repricing terms and most of our liabilities are non rate sensitive or have very short repricing terms, we do not expect significant changes in the economic value of our assets, liabilities or net equity from changing interest rates
     The following table shows our cumulative gap analysis as of December 31, 2005. The table indicates that we had a positive one year cumulative gap of $173 million, or 26% of total assets and 34% of rate sensitive assets. Our positive gap position indicates that we would benefit from increases in interest rates. In the interest rate environment, we consider the risk of interest rates increasing in future periods to be greater than interest rates decreasing. Currently, our ratio of rate sensitive assets to rate sensitive liabilities is higher than our policy guidelines due to the large portion of our deposits coming from noninterest-bearing demand deposits. During a period of increasing interest rates, we may experience some shift from the noninterest-bearing demand deposits to interest-bearing accounts, however, because most of these deposits are from businesses we do not expect the shift to be significant due to the limitations on providing interest-bearing deposits to businesses.

Interest Rate Sensitivity

	As of December 31, 2005
	Less than	3 Months	1 to 5	Over 5	Non Rate
	3 Months	to 1 Year	Years	Years	Sensitive	Total
	(dollars in thousands)
Securities	$4,427	$8,630	$24,167	$59,633	$—	$96,857
Federal funds sold	93,095	—	—	—	—	93,095
Loans	213,756	22,987	68,032	10,031	—	314,806

Total rate sensitive assets	311,278	31,617	92,199	69,664	—	504,758
All other assets					151,745	151,745

Total	$311,278	$31,617	$92,199	$69,664	$151,745	$656,503

Money market and NOW	$136,097	$—	$—	$—	$—	$136,097
Savings	7,630	—	—	—	0	7,630
Time deposits	14,669	3,515	106	—	0	18,290
Borrowings	8,248	—			—	8,248

Total rate sensitive liabilities	166,644	3,515	106	—	—	170,265
All other liabilities	—	—	—	—	436,820	436,820
Shareholders’ equity	—	—	—	—	49,418	49,418

Total	$166,644	$3,515	$106	$—	$486,238	$656,503

Period gap	$144,634	$28,102	$92,093	$69,664	$(334,493)	$—

Cumulative gap	$144,634	$172,736	$264,829	$334,493	$—

Cumulative rate sensitive gap
as a % of total assets	22%	26%	40%	51%
as a % of rate sensitive assets	29%	34%	52%	66%
Cumulative rate sensitive assets
as a % of cumulatve rate sensitive liabilities	187%	202%	256%	296%
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
Sensitivity of Net Interest Income

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
	(dollars in thousands)
Up 300 basis points	$31,251	7.3%
Up 200 basis points	30,539	4.9%
Up 100 basis points	29,828	2.4%
Base	29,120	0.00%
Down 100 basis points	28,325	(2.7%)
Down 200 basis points	27,471	(5.7%)
Down 300 basis points	26,495	(9.0%)
     Inflation
     The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses. During 2001 to 2005 the impact of inflation has been minor as interest rates have been low and economic growth in the economy moderate.

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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following Financial Statements are included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Southwest Community Bancorp
Carlsbad, California
We have audited the accompanying consolidated balance sheets of Southwest Community Bancorp and Subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Community Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations, changes in shareholders’ equity and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Southwest Community Bancorp and Subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ Vavrinek, Trine, Day & Co.,
LLP Rancho Cucamonga, California
March 15, 2006

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(dollars in thousands)
Assets
Cash and due from banks	$133,830	$101,162
Federal funds sold	93,095	69,190

Cash and cash equivalents	226,925	170,352
Interest-bearing deposits in financial institutions	167	167
Investment securities available-for-sale	96,502	61,489
Investment securities held-to-maturity	188	316

Loans, net of unearned income	314,806	283,600
Less allowance for loan losses	4,494	3,744

Net loans	310,312	279,856

Premises and equipment, net	2,044	2,240
Federal Home Loan Bank stock at cost	1,451	1,301
Cash surrender value of life insurance	9,042	6,306
Assets related to discontinued operations	—	4,556
Other assets	9,872	6,291

Total Assets	$656,503	$532,874

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$432,117	$362,617
Money market and NOW	136,097	101,875
Savings	7,630	7,831
Time deposits under $100,000	3,504	3,827
Time deposits $100,000 and over	14,786	6,612

Total Deposits	594,134	482,762

Accrued interest and other liabilities	4,703	2,722
Junior subordinated debt	8,248	8,248
Liabilities related to discontinued operations	—	254

Total Liabilities	607,085	493,986

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,808,348 and 3,484,266 shares issued and outstanding in 2005 and 2004, respectively	37,254	29,901
Retained earnings	13,200	9,107
Accumulated other comprehensive loss	(1,036)	(120)

Total Shareholders’ Equity	49,418	38,888

Total Liabilities and Shareholders’ Equity	$656,503	$532,874

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(dollars in thousands, except per share data)
Interest Income
Loans	$23,903	$16,663	$12,299
Investment securities	3,465	1,553	728
Federal funds sold	2,643	788	237
Interest bearing deposits & other	65	46	22

Total interest income	30,076	19,050	13,286

Interest Expense
Deposits	2,629	1,062	683
Borrowings	542	457	295

Total interest expense	3,171	1,519	978

Net interest income	26,905	17,531	12,308
Provision for loan losses	900	1,475	800

Net interest income after provision for loan losses	26,005	16,056	11,508

Noninterest Income
Deposit fees and service charges	2,313	2,721	2,426
Loan referral fees	570	1,069	319
Gain on sale of SBA loans	2,470	1,861	1,177
Gain (loss) on sale of securities	(103)	(35)	228
Other income	765	506	401

Total noninterest income	6,015	6,122	4,551

Noninterest Expense
Salaries and employee benefits	10,058	7,715	6,111
Occupancy	1,406	1,191	938
Equipment and data processing	1,739	1,513	1,315
Advertising and promotional	318	293	217
Regulation Q costs	814	686	641
Correspondent bank fees	952	635	169
Professional services	653	444	324
Deferred compensation expense	367	350	188
Other	2,002	1,521	1,295

Total noninterest expense	18,309	14,348	11,198

Income from continuing operations before income taxes	13,711	7,830	4,861
Income taxes	5,346	3,200	2,009

Income from continuing operations	8,365	4,630	2,852
Income from discontinued operations, net of income taxes	1,646	115	83

Net income	$10,011	$4,745	$2,935

Earnings per common share
Income from continuing operations — Basic	$2.22	$1.42	$0.93
Income from continuing operations — Diluted	$1.90	$1.17	$0.78

Income from discontinued operations — Basic	$0.44	$0.04	$0.03
Income from discontinued operations — Diluted	$0.37	$0.03	$0.02

Net Income — Basic	$2.66	$1.46	$0.96
Net Income — Diluted	$2.27	$1.20	$0.80
The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other	Total
	Common Stock		Comprehensive	Retained	Comprehensive	Shareholders’
	Shares	Amount	Income	Earnings	Income (loss)	Equity
			(dollars in thousands)
Balance, December 31, 2002	2,888,962	$14,595		$1,427	$155	$16,177
Options exercised	11,400	61				61
Warrants exercised	2,100	20				20
Comprehensive income:
Net income			$2,935	2,935		2,935
Net unrealized loss on securities, net of tax benefit of $68			(97)		(97)	(97)
Reclassification adjustment for realized gains, net of tax of $93			(134)		(134)	(134)

Total comprehensive income			$2,704

Balance, December 31, 2003	2,902,462	14,676		4,362	(76)	18,962
Stock issued, net of costs of $130	483,867	14,384				14,384
Options exercised, including tax benefit of $368	93,737	801				801
Warrants exercised	4,200	40				40
Comprehensive income:
Net income			$4,745	4,745		4,745
Net unrealized loss on securities, net of tax benefit of $45			(65)		(65)	(65)
Reclassification adjustment for realized loss, net of tax benefit of $14			21		21	21

Total comprehensive income			$4,701

Balance, December 31, 2004	3,484,266	29,901		9,107	(120)	38,888
Options exercised, including tax benefit of $1,105	132,366	1,701				1,701
Warrants exercised	12,919	118				118
5% Stock dividend	178,797	5,534		(5,538)		(4)
Cash dividends declared at at $0.10 per share				(380)		(380)
Comprehensive income:
Net income			$10,011	10,011		10,011
Net unrealized loss on securities, net of tax benefit of $683			(977)		(977)	(977)
Reclassification adjustment for realized loss, net of tax benefit of $42			61		61	61

Total comprehensive income			$9,095

Balance, December 31, 2005	3,808,348	$37,254		$13,200	$(1,036)	$49,418

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(dollars in thousands)
Operating Activities
Net Income	$10,011	$4,745	$2,935
Depreciation and amortization	1,256	1,654	1,459
Amortization/accretion of premiums/discounts on investment securities, net	919	335	356
Provision for loan losses	900	1,475	800
Gain on sale of discontinued operations	(1,704)
Loss (gain) on sale of investment securities	103	35	(228)
Deferred income tax benefit	(977)	(184)	(773)
Increase in cash value of life insurance	(336)	(177)	(168)
Stock dividends on FHLB stock	(51)	(33)	(10)
Net change in other assets and liabilities	(834)	(740)	(43)

Net Cash Provided by Operating Activities	9,287	7,110	4,328

Investing Activities
Change in deposits in other financial institutions, net	100	1	(201)
Purchase/redemption of FHLB stock, net	(99)	(726)	(456)
Purchase of investment securities available-for-sale	(70,124)	(63,969)	(29,268)
Proceeds from sales of investment securities available-for-sale	20,953	19,090	12,352
Proceeds from maturities of investment securities available-for-sale	11,583	6,161	6,783
Proceeds from maturities of investment securities held-to-maturity	124	321	891
Proceeds from sale of discontinued operations	7,523
Purchases of premises and equipment	(910)	(961)	(2,310)
Purchase of life insurance	(2,400)	(2,000)	—
Net increase in loans	(31,356)	(95,127)	(61,148)
Investment in trust	—	—	(248)
Change in minority investment in subsidiary		15	79
Purchase of minority interest in FDSI	—	(3,350)	—

Net Cash Used in Investing Activities	(64,606)	(140,545)	(73,526)

Financing Activities
Net increase in deposits	111,372	174,383	76,384
Proceeds from issuance of junior subordinated debt	—	—	8,248
Dividends paid	(194)	—	—
Net proceeds from issuance of common stock	—	14,384	—
Proceeds from exercise of stock options	596	433	61
Proceeds from exercise of stock warrants	118	40	20

Net Cash Provided by Financing Activities	111,892	189,240	84,713

Net Increase in Cash and Cash Equivalents	56,573	55,805	15,515
Cash and Cash Equivalents at Beginning of Period	170,352	114,547	99,032

Cash and Cash Equivalents at End of Period	$226,925	$170,352	$114,547

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$3,139	$1,540	$999

Cash Paid for Taxes	$5,280	$4,026	$2,301

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(916)	$(44)	$(231)

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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
The Bank began operations on December 1, 1997, as a state-chartered bank and currently operates nine banking offices within San Diego, Orange, Riverside and San Bernardino Counties and a loan production office in Los Angeles County, California and in Utah. The Bank also has a representative office in Illinois. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provided item processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest. On June 7, 2005, the business assets of FDSI were sold and the name of the corporation was changed to FDS Liquidation Corporation (“FDSLC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the Bank and FDSLC. All material intercompany balances and transactions have been eliminated in consolidation with the amounts related to FDSLC reported as discontinued operations. The consolidated financial statements do not include the accounts of Southwest Community Statutory Trust I (“the Trust”), a business trust formed to issue trust preferred securities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes.
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
Material estimates subject to change include the carrying value of financial instruments (such as investment securities, loans, deposits, borrowings and commitments to extend credit) and valuation allowances (such as the allowance for loan losses and the valuation of loan collateral or any foreclosed assets). In the determination of the allowance for losses on loans and the valuation of loan collateral or foreclosed assets, management obtains independent appraisals for significant properties.
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
Cash and Due from Banks
Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company’s subsidiary Bank complied with the reserve requirements as of December 31, 2005.
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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies, Continued
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
Investment securities are evaluated for impairment to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline in fair value, the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, and the financial condition and near-term prospects of the issuer; to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
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
Transfers and Servicing of Loans
Gains or losses from sales of SBA loans are recognized at the date of settlement based on the difference between the cash received and the carrying value of the loans less transaction costs. Assets or other retained interests received in the sale are measured by allocating the previous carrying value between the asset sold and the asset or retained interest received, if any, based on their relative fair values at the date of the sale.
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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies, Continued
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
Obligations under Standby Letters of Credit
Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, clarified the requirement relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Our guarantor obligations are primarily the standby letters of credit we issue on behalf of customers. Our liability for obligations under standby letters of credit is measured by the amount charged to issue the facility. The amount charged is deferred and amortized to income over the term of the commitment.
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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies, Continued
assumed exercise of stock options and warrants are assumed to be used to purchase common stock at the average price during the period. The difference between the number of shares assumed to be issued and the number of shares assumed to be purchased is included in the denominator of the diluted EPS computation.
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.
Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share)
Net income as reported	$10,011	$4,745	$2,935
Add: Stock-based compensation included in net income	—	—	—
Less: Stock-based compensation that would have been reported using the fair value method of SFAS No. 123	(2,358)	(587)	(221)
Add: related income tax benefit	826	68	82

Pro forma net income	$8,479	$4,226	$2,796

Basic earnings per share:
As reported	$2.66	$1.46	$0.96
Pro forma	2.26	1.41	0.92

Diluted earnings per share:
As reported	$2.27	$1.20	$0.80
Pro forma	1.93	1.16	0.77
See “Recent Accounting Pronouncements” below related to the revision of SFAS No. 123 which will require the Company to record share-based compensation cost at fair value for periods beginning after December 31, 2005.
On September 21, 2005, the Board of Directors approved the acceleration of vesting of certain of the outstanding stock options held by members of the Board of Directors and certain members of executive management. The Board of Directors believes it was in the best interest of the shareholders to accelerate these options, as it will have a positive impact on future earnings of the Company by reducing the impact of recording compensation expense upon implementation of SFAS No. 123R. The 220,375 unvested stock options (average strike price of $20.52) affected by the accelerated vesting represented approximately 25% of options outstanding and approximately 6% of current common shares outstanding. To prevent unintended benefits to directors and officers, restrictions were imposed on shares obtained through the accelerated vesting process. The restrictions prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the options, the individual’s termination as a director or executive officer, or death of the individual.
Recent Accounting Pronouncements
In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25,“Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies, Continued
based on their fair values and is effective for the first interim or annual period beginning after December 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the Consolidated Statements of Income.
On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material impact on its financial position or results of operations.
In March 2004, the FASB Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.
On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 2 — Investment Securities
At December 31, 2005, the investment securities portfolio was comprised of securities classified as available-for-sale or held-to-maturity, in accordance with SFAS No. 115.
The amortized cost and estimated fair values of investment securities at December 31, 2005 and 2004 are as follows:

		Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(dollars in thousands)
December 31, 2005
U.S. Treasury and agency obligations	$9,507	$—	$260	$9,247
Mortgage-backed securities	68,073	6	1,017	67,062
Municipal securities	20,683	—	490	20,193

Total	$98,263	$6	$1,767	$96,502

December 31, 2004
U.S. Treasury and agency obligations	$4,505	$—	$69	$4,436
Mortgage-backed securities	55,244	150	277	55,117
Municipal securities	1,944	2	10	1,936

Total	$61,693	$152	$356	$61,489

		Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(dollars in thousands)
December 31, 2005
Mortgage-backed securities	$188	$6	$—	$194

December 31, 2004
Mortgage-backed securities	$316	$13	$—	$329

Proceeds from the sale of investment securities available-for-sale totaled $20,953,000 during 2005. Gross Losses on the sale of investment securities totaled $103,000 in 2005. Proceeds from the sale of investment securities available-for-sale totaled $19,090,000 during 2004. In 2004, gross gains on the sale of investment securities totaled $81,000 and gross losses totaled $116,000. Proceeds from the sale of investment securities available-for-sale totaled $12,352,000 during 2003. Gross gains on the sale of investment securities totaled $228,000 in 2003.
The following table presents the fair value and the unrealized loss on securities that were considered temporarily impaired (fair value was less than amortized cost) for impairment periods of less than twelve months and for periods of twelve months or longer as of December 31, 2005 and 2004.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 2 — Investment Securities, Continued

	Impairment Period
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
December 31, 2005
U.S. Treasury and agency obligations	$4,896	$108	$4,351	$152	$9,247	$260
Mortgage-backed securities	41,550	493	23,780	524	65,330	1,017
Municipal securities	20,193	490	—	—	20,193	490

Total	$66,639	$1,091	$28,131	$676	$94,770	$1,767

December 31, 2004
U.S. Treasury and agency obligations	$2,497	$8	$1,939	$61	$4,436	$69
Mortgage-backed securities	28,815	277	—	—	28,815	277
Municipal securities	725	10	—	—	725	10

Total	$32,037	$295	$1,939	$61	$33,976	$356

At December 31, 2005, the Company held 63 investment securities of which 50 were in a loss position for less than twelve months and 10 were in a loss position for twelve months or more. The temporary impairment of these securities is a result of an increase in market interest rates as compared to the coupon rate of the securities and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment in the results of operations.
The amortized cost and fair values of investment securities at December 31, 2005, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value
	(dollars in thousands)
Due in one year in one year or less	$995	$993
Due after one year through five years	8,511	8,254
Due after five years through ten years	29,965	29,296
Due after ten years	58,792	57,959

	$98,263	$96,502

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(dollars in thousands)
Due after ten years	$188	$194
Investment securities having a carrying value of approximately $76,497,000 and $23,588,000 at December 31, 2005 and 2004, respectively, were pledged to secure borrowing lines, public deposits and for other purposes as required by law.
Note 3 — Loans
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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 3 — Loans, Continued
The following table presents loans by collateral type and the percentage of each category of collateral to total loans as of December 31, 2005 and 2004.

	2005		2004
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Real estate loans:
Construction	$104,987	33%	$99,478	35%
Residential	13,897	4%	22,014	7%
Commercial	106,134	33%	85,205	30%

Total Real Estate Loans	225,018	70%	206,697	72%

Commercial	91,259	29%	77,855	27%
Consumer & other	1,714	1%	1,642	1%

Total Loans	317,991	100%	286,194	100%

Less unearned income	(3,185)		(2,594)

Loans, net	$314,806		$283,600

The following is a summary of impaired loans, the related allowance for loan losses and income recognized thereon as of December 31, 2005 and 2004.

	2005	2004
	(dollars in thousands)
Impaired loans with a valuation allowance	$1,043	$1,766
Impaired loans without a valuation allowance	—	—

Total Impaired Loans	$1,043	$1,766

Valuation allowance related to impaired loans	$143	$132

The average balance of impaired loans and the related interest income recognized, were as follows:

	2005	2004	2003
	(dollars in thousands)
Average recorded investment in impaired loans	$1,279	$1,106	$789

Cash receipts applied to reduce principal balance	$379	$86	$622

Interest income recognized for cash payments	$—	$—	$—

Nonaccruing loans totaled $1,043,000 and $1,766,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, all loans on nonaccrual were classified as impaired. Additional interest income of $92,000, $78,000 and $82,000 would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively, if nonaccrual loans had been performing in accordance with their original terms. Before being placed on nonaccrual, interest income of $32,000, $16,000 and $40,000 was recorded on these loans for the years ended December 31, 2005, 2004 and 2003, respectively. No additional funds are committed to be advanced in connection with impaired loans.
There were no loans past due 90 days or more in interest or principal and still accruing interest at December 31, 2005 and 2004, respectively. No loans were classified as troubled debt restructurings.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 4 — Allowance for Loan Losses
Activity in the allowance for loan losses is presented below:

		Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Balance, beginning of year	$3,744	$2,511	$1,798
Recoveries of charge-offs	8	60	30
Provision charged to operations	900	1,475	800
Charge-offs	(158)	(302)	(117)

Balance, end of year	$4,494	$3,744	$2,511

Note 5 — Transactions with Officers and Directors
In the ordinary course of business, the Bank has extended loans to certain directors, officers, their immediate families and the companies with which they are associated. All such loans and commitments to lend were made under terms, which are consistent with the Bank’s normal lending policies.
The following is an analysis of all such loans for the years indicated:

	Years Ended December 31,
	2005	2004
	(dollars in thousands)
Balance, beginning of year	$3,283	$3,614
Credit granted, including renewals	2,304	807
Repayments	(1,955)	(1,138)

Balance, end of year	$3,632	$3,283

Related party deposit accounts as of December 31, 2005 and 2004 totaled approximately $1,271,000 and $1,128,000, respectively.
Note 6 — Premises and Equipment
A summary of premises and equipment as of December 31 follows:

	2005	2004
	(dollars in thousands)
Leasehold improvements	$2,091	$1,857
Furniture, fixtures, and equipment	3,966	3,526

	6,057	5,383
Less accumulated depreciation and amortization	(4,013)	(3,143)

	$2,044	$2,240

Depreciation and amortization expense from continuing operations for 2005, 2004 and 2003 was $908,000, $827,000 and $732,000, respectively.
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

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 7 — Deposits, Continued
The deposit balance of one large depositor represented 38% and 35% of deposits as of December 31, 2005 and 2004, respectively.
Interest expense for certificates of deposit of $100,000 or more was $175,000 and $90,000 for the years ended December 31, 2005 and 2004, respectively.
The following table presents the maturity distribution of time certificates of deposit at December 31, 2005 (in thousands):

Year Ending December 31,	Amount
2006	$18,184
2007	106

$18,290

Note 8 — Junior Subordinated Debt
On April 22, 2003, we issued $8,248,000 of junior subordinated debt to the Trust established by us, which in turn issued $8,000,000 of trust preferred securities. The debt matures in 30 years and bears a variable rate of interest, which is reset quarterly, at the three-month LIBOR plus 3.15% (the “Coupon Rate”), provided the rate will not exceed 11.75% prior to June 26, 2008. The initial rate was 4.47% and the current Coupon Rate, as of the last reset on December 26, 2005, is 7.67%. Interest expense related to this borrowing totaled $540,000, $388,000 and $249,000 for the years ended December 31, 2005, 2004 and 2003, respectively, at average rates of 6.54%, 4.70% and 4.36%. Subject to percentage limitations, these securities are considered Tier 1 capital for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Trust is not consolidated in these financial statements.
Note 9 — Dividends, Common Stock and Warrants
On September 21, 2005, the Board of Directors declared a cash dividend of $0.05 per share, payable on October 20, 2005 to shareholders of record on October 5, 2005. On December 21, 2005, the Board of Directors declared a cash dividend of $0.05 per share, payable on January 20, 2006 to shareholders of record on January 5, 2006. On March 23, 2005, the Board of Directors approved a five percent stock dividend payable on May 18, 2005 to shareholders of record as of April 25, 2005.
During 2004, we issued 483,867 shares of common stock in a best efforts offering. Net proceeds from the offering, after costs of approximately $130,000, were $14,384,000.
In July 2002, we issued 634,620 shares of common stock in a unit offering that consisted of fifteen shares of common stock and one warrant to purchase three and 15/100 (3.15) shares of common stock, as adjusted for subsequent stock splits and stock dividends. The warrants can be exercised at any time through April 30, 2007. During 2005, the exercise of warrants resulted in the issuance of 12,919 shares of common stock and at December 31, 2005, there were warrants outstanding to purchase 113,015 shares of common stock at the exercise price of approximately $9.08 per share.
Note 10 — Salary Continuation Plan
The Company has entered into supplemental compensation agreements with certain key management personnel. These agreements provide for aggregate annual compensation for all participants of $340,000 at retirement with subsequent 3% cost of living adjustments and a death benefit that varies based on the age of the participant at time of death. The aggregate future value of the obligations at December 31, 2005 was $7,622,000. Participants vest ratably each plan year until retirement, termination, death or disability. The agreements were funded by purchasing single premium life insurance contracts. The Company is accruing the compensation obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $367,000, $350,000 and $188,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Earnings on the life insurance contracts were approximately $336,000, $177,000 and $168,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, an obligation of $1,037,000 and a cash value of insurance of $9,042,000 were recorded.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 11 — Income Taxes
The current and deferred amounts of the provision for income taxes were:

	For the Years Ended December 31,
	2005	2004	2003
		(dollars in thousands)
Current
Federal	$4,674	$2,766	$2,084
State	1,649	986	698

Deferred
Federal	(775)	(406)	(596)
State	(202)	(146)	(177)

Income tax expense — continuing operations	$5,346	$3,200	$2,009

A reconciliation of the Bank’s actual tax expense related to continuing operations with tax expense based on the Federal statutory rates is as follows:

	For the Years Ended December 31,
	2005	2004	2003
		(dollars in thousands)
Tax at Federal rate of 34%	$4,662	$2,662	$1,653
Tax exempt interest	(260)	(9)	—
State tax, net of Federal benefit	981	560	348
Other	(37)	(13)	8

	$5,346	$3,200	$2,009

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.
The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition as of December 31:

	2005	2004
	(dollars in thousands)
Deferred Tax Assets
Allowance for loan losses	$1,799	$1,476
Fixed assets — depreciation	532	197
Deferred Compensation	427	279
Net operating loss of subsidiary	—	531
Accruals	617	235
Available-for-sale securities	725	83

Total	4,100	2,801

Deferred Tax Liabilities
Cash basis reporting	—	295
Prepaid expenses	168	224
Deferred loan costs	148	143
Stock dividends	52	26

Total	368	688

Net Deferred Tax Assets	$3,732	$2,113

No valuation allowance was established as management believes it is more likely than not that the Company will fully realize the benefits of the deferred tax assets.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 12 — Commitments and Contingencies
Leases
The Bank is a party to a number of non-cancelable building operating lease agreements. The leases extend for varying periods up to ten years and may include renewal provisions. Minimum future lease obligations on operating leases having initial or remaining terms of more than one year as of December 31, 2005, are as follows (in thousands):

Year Ending December 31,	Amount
2006	$952
2007	910
2008	805
2009	457
2010	290
Thereafter	560

$3,974

The Company leases one of its branches from a company whose president is on the Board of Directors of the Company and the Bank. The lease is classified as an operating lease and provides for minimum annual rents of approximately $43,000 through November 30, 2010. The future lease obligations are included above.
Rent expense for operating leases used in continuing operations amounted to $924,000, $776,000 and $583,000 in 2005, 2004 and 2003, respectively.
Litigation
In the ordinary course of business, the Company becomes involved in various claims and legal actions. In the opinion of management, based upon consultation with the Company’s legal counsel, the disposition of these matters will not have a material effect on the Company’s financial position.
Guarantor Obligations
At December 31, 2005 and 2004, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $1,913,000 and $2,496,000, respectively. Our recorded liability, which is the unamortized balance of the fees charged, was approximately $0 and $2,000 for the letters of credit outstanding at December 31, 2005 and 2004, respectively. Standby letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.
Off-Balance-Sheet Items
At December 31, 2005 and 2004, the Bank had undisbursed loan commitments in the amount of approximately $85,520,000 and $74,044,000, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.
Federal Home Loan Bank (FHLB) Line of Credit
The FHLB line of credit, which is primarily used for liquidity management, provides for the Bank to borrow up to an amount equal to 20% of its assets on a collateralized basis. The Bank had approximately $50,496,000 and $43,793,000 in loans and $55,784,000 and $20,353,000 in investment securities pledged at the FHLB as collateral for this facility at December 31, 2005 and 2004, respectively. As of December 31, 2005, the collateral pledged for this facility would have allowed the Bank to borrow up to approximately $78,000,000.
Correspondent Bank Credit Lines
The Bank has $8 million in unsecured Federal funds lines of credit with two correspondent banks.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 13 — Stock Option Plan
On March 18, 2003, the shareholders of the Company approved the Southwest Community Bancorp 2002 Stock Option Plan (the 2002 Plan”), which provided for the issuance of up to 1,575,000 (after giving effect for stock splits and stock dividends) shares of common stock. Under the 2002 Plan, the Company may grant both incentive and nonqualified stock options to its directors, officers and employees. Effective with the holding company reorganization on April 1, 2003, options outstanding under the prior stock option plan of the Bank were exchanged for stock options under the 2002 Plan.
All outstanding options were granted at prices equal to the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant.
On September 21, 2005, the Board of Directors approved the acceleration of vesting of certain of the outstanding stock options held by members of the Board of Directors and certain members of executive management. The Board of Directors believes it was in the best interest of the shareholders to accelerate these options, as it will have a positive impact on future earnings of the Company by reducing the impact of recording compensation expense upon implementation of SFAS No. 123R. The 220,375 unvested stock options (average strike price of $20.52) affected by the accelerated vesting represented approximately 25% of options outstanding and approximately 6% of current common shares outstanding. To prevent unintended benefits to directors and officers, restrictions were imposed on shares obtained through the accelerated vesting process. The restrictions prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the options, the individual’s termination as a director or executive officer, or death of the individual.
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively: risk-free rates of 4.17%, 3.82% and 3.57%; dividend yields of 0% for all years presented, expected life of eight years for all years, and volatility of 33%, 31% and 35%, respectively.
The following summarizes information about stock options outstanding at December 31, 2005, 2004 and 2003. These tables have been retroactively adjusted for stock splits.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	946,985	$9.71	926,943	$7.17	796,218	$5.34
Options granted	61,232	32.51	156,503	22.00	151,594	16.92
Options exercised	(136,972)	4.35	(98,424)	4.40	(11,970)	5.08
Options forfeited	(7,404)	15.03	(38,037)	12.29	(8,899)	12.63

Outstanding at end of year	863,841	$12.13	946,985	$9.71	926,943	$7.17

Options available for grant at year-end	468,518		522,347		640,812
Options exercisable at year-end	749,020		562,557		557,257
Weighted-average fair value of options granted during the year		$15.18		$9.80		$7.88

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Options Outstanding				Options Exercisable
			Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Average
Price	Shares	Life (Years)	Price	Shares	Price
$3.56 — $4.65	249,297	2.2	$3.64	249,297	$3.64
$4.66 — $9.00	254,429	5.6	7.26	245,649	7.24
$9.01 — $13.00	28,350	6.7	10.84	15,750	10.71
$13.01 — $20.00	186,480	7.8	17.52	140,506	17.44
$20.01 — $25.00	34,177	8.3	22.22	6,836	22.22
$25.01 — $30.00	111,108	9.2	30.49	90,982	30.09

	863,841	5.7	$12.13	749,020	$10.94

Note 14 — Earnings Per Share
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands)
Net income as reported	$10,011	—	$4,745	—	$2,935	—
Shares outstanding at period end	—	3,808,348	—	3,658,365	—	3,047,585
Impact of weighting shares issued during the period	—	(50,393)	—	(398,785)	—	(4,519)

Used in basic earnings per share	10,011	3,757,955	4,745	3,259,580	2,935	3,043,066
Dilutive Effect of Outstanding Stock Options	—	641,437	—	705,658	—	598,989

Used in diluted earnings per share	$10,011	4,399,392	$4,745	3,965,238	$2,935	3,642,055

Basic net income per share	$2.66		$1.46		$0.96

Diluted net income per share	$2.27		$1.20		$0.80

Note 15 — Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject. As of December 31, 2005, the most recent notification from the regulatory agencies
Note 15 — Regulatory Matters, continued
categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category). To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table.
The following table also sets forth the Company’s and the Bank’s actual capital amounts and ratios:

					Minimum to be well
					capitalized under
			Minimum for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Southwest Community Bancorp
As of December 31, 2005:
Total capital (to risk-weighted assets)	$62,949	14.9%	$33,723	8.0%	$42,154	10.0%
Tier 1 capital (to risk-weighted assets)	58,454	13.9%	16,862	4.0%	25,292	6.0%
Tier 1 capital (to average assets)	58,454	9.7%	24,176	4.0%	30,220	5.0%
As of December 31, 2004:
Total capital (to risk-weighted assets)	$48,881	13.8%	$28,314	8.0%	$35,392	10.0%
Tier 1 capital (to risk-weighted assets)	45,137	12.8%	14,157	4.0%	23,035	6.0%
Tier 1 capital (to average assets)	45,137	9.5%	18,953	4.0%	23,691	5.0%
Southwest Community Bank
As of December 31, 2005:
Total capital (to risk-weighted assets)	$58,436	13.9%	$33,668	8.0%	$42,085	10.0%
Tier 1 capital (to risk-weighted assets)	53,941	12.8%	16,834	4.0%	25,251	6.0%
Tier 1 capital (to average assets)	53,941	9.0%	24,003	4.0%	30,004	5.0%
As of December 31, 2004:
Total capital (to risk-weighted assets)	$41,611	12.0%	$27,696	8.0%	$34,620	10.0%
Tier 1 capital (to risk-weighted assets)	37,867	10.9%	13,848	4.0%	20,772	6.0%
Tier 1 capital (to average assets)	37,867	8.1%	18,784	4.0%	23,480	5.0%
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
The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank’s net income for its last three fiscal years less the amount of any distribution made by the bank to shareholders during the same period. Based on this limitation, the amount available at the Bank for payment of dividends as of December 31, 2005 was approximately $15,300,000.
Federal Deposit Insurance Corporation (FDIC) Insurance
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
Note 16 — Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are
Note 16 — Fair Value of Financial Instruments (continued)
significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.
The following table presents the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial Assets
Cash and cash equivalents	$226,925	$226,925	$170,352	$170,352
Interest-bearing deposits in financial institutions	167	167	167	167
Investment securities	96,690	96,696	61,805	61,818
Loans, net	310,312	309,339	279,856	279,107
Federal Home Loan Bank stock at cost	1,451	1,451	1,301	1,301

Financial Liabilities
Noninterest bearing demand	432,117	432,117	362,617	362,617
Interest-bearing deposits	162,017	162,082	120,145	120,131
Junior subordinated debt	8,248	8,248	8,248	8,248

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments Commitments to extend credit and standby letters of credit	$87,433	$874	$76,540	$765
The following methods and assumptions were used in estimating fair value disclosures:
Cash and Cash Equivalents — The carrying amounts approximate fair values due to the short-term nature of the assets.
Investment Securities — Fair values are based upon quoted market prices, where available.
Federal Home Loan Bank stock at cost — The carrying amount approximates the fair value based on the redemption provisions of the Federal Home Loan Bank.
Interest-bearing Deposits in Other Financial Institutions — The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.
Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
Deposits — The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts)

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered
Note 16 — Fair Value of Financial Instruments (continued)
on certificates to a schedule of aggregated contractual maturities on such time deposits.
Junior Subordinated Debt — The carrying amount of the junior subordinated debt approximates fair value.
Off-balance Sheet Instruments — Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.
Note 17 — Discontinued Operations
On June 7, 2005, the Company and its wholly-owned subsidiary, FDSI, executed an Asset Purchase Agreement and Escrow Agreement and sold substantially all of the business assets of FDSI to Float Acquisition Corp., a subsidiary of Open Solutions, Inc., for $9,000,000, of which $1,365,000 is being held in escrow for up to twelve months related to certain contingencies. On August 15, 2005, the Company received $300,000 from the escrow without any adjustment for contingencies. As a result of the release of the escrowed funds, income from discontinued operations for the third quarter included an additional net gain of $155,000 from the sale the business assets. The remaining $1,065,000 in the escrow account is scheduled to be released in June 2006 and, subject to any adjustment for contingencies, would result in an additional net gain of up to approximately $550,000.
The operating results for FDSI, which are presented as income from discontinued operations, were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Item processing income	$(1,148)	$(1,241)	$2,731

Income (loss) from operations before taxes	(96)	110	163
Income taxes	(38)	(5)	80

Income (loss) from operations	(58)	115	83

Gain on sale of assets before taxes	2,834
Income taxes	1,130

Gain on sale of assets	1,704	—	—

Income from discontinued operations	$1,646	$115	$83

Note 18 — Subsequent Event
On February 15, 2006, the Company and Placer Sierra Bancshares (“Placer”) (Nasdaq: PLSB) entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Southwest Community will merge with and into Placer in an all-stock transaction for $175 million in aggregate consideration and the Bank will merge with and into Placer’s subsidiary bank. At the closing, each outstanding share of common stock will be converted into, and each warrant to purchase common stock will be converted into the right to purchase, a number of shares of Placer’s common stock based on Placer’s average stock price over a 20 trading day period prior to the closing of the transaction. Placer is a Northern California based bank holding company for Placer Sierra Bank, with assets of $1.9 billion and 40 branches operating throughout California. The merger is subject to the approval of the shareholders of the Company and Placer, the receipt of necessary regulatory approvals, and other customary closing conditions.

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 19 — Condensed Financial Information of Parent Company Only

	December 31,	December 31,
Condensed Balance Sheets	2005	2004
	(dollars in thousands)
Assets:
Cash	$467	$2,929
Investment in subsidiaries	55,061	43,257
Other assets	2,339	958

Total Assets	$57,867	$47,144

Liabilities:
Accrued interest	$11	$8
Dividends payable	190	—
Junior subordinated debt	8,248	8,248

Total liabilities	8,449	8,256
Shareholders’ equity	49,418	38,888

Total liabilities and shareholders’ equity	$57,867	$47,144

	Years Ended
	December 31,	December 31,
Condensed Statements of Income	2005	2004
Dividend income from subsidiaries	$5,250	$1,550
Other income	16	12

Total income	5,266	1,562

Interest expense	539	462
Other expenses	256	310

Total expense	795	772

Income before income taxes and equity in undistributed income of subsidiaries	4,471	790
Income tax benefit	(320)	(258)

Income before equity in undistributed income of subsidiaries	4,791	1,048
Equity in undistributed income of subsidiaries	5,220	3,697

Net Income	$10,011	$4,745

	Years Ended
	December 31,	December 31,
Condensed Statements of Cash Flows	2005	2004
Net income	$10,011	$4,745
Change in other assets	(276)	(216)
Change in accrued interest payable	3	2
Undistributed income of subsidiaries	(5,220)	(3,697)

Cash flows provided by operating activities	4,518	834

Investment in subsidiaries	(7,500)	(12,850)

Cash flows used in investing activities	(7,500)	(12,850)

Net proceeds from issuance of common stock		14,384
Proceeds from exercise of common stock warrants and options	714	473
Dividends paid	(194)

Cash flows provided by financing activities	520	14,857

Net increase in cash and cash equivalents	(2,462)	2,841
Cash and cash equivalents at beginning of period	2,929	88

Cash and cash equivalents at end of period	$467	$2,929

Note 20 — Summary of Quarterly Result of Operations (Unaudited)
SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
	(dollars in thousands, except per share data)
2005
Interest income	$6,429	$7,385	$7,887	$8,375	$30,076
Interest expense	614	752	803	1,002	3,171
Net interest income	5,815	6,633	7,084	7,373	26,905
Provision for loan losses	315	455	125	5	900
Noninterest income	1,255	1,585	1,691	1,484	6,015
Noninterest expense	4,207	4,252	4,805	5,045	18,309
Income from continuing operations	1,545	2,137	2,349	2,334	8,365
Income from discontinued operations	(20)	1,512	155	(1)	1,646
Net income	$1,525	$3,649	$2,504	$2,333	$10,011

Earnings per common share:
Income from continuing operations
Basic	$0.42	$0.57	$0.62	$0.61	$2.22
Diluted	$0.35	$0.49	$0.53	$0.53	$1.90
Net Income
Basic	$0.42	$0.97	$0.66	$0.61	$2.66
Diluted	$0.35	$0.83	$0.56	$0.53	$2.27

2004
Interest income	$4,039	$4,427	$4,765	$5,819	$19,050
Interest expense	276	346	440	457	1,519
Net interest income	3,763	4,081	4,325	5,362	17,531
Provision for loan losses	300	225	200	750	1,475
Noninterest income	1,388	1,527	1,735	1,472	6,122
Noninterest expense	3,063	3,545	3,726	4,014	14,348
Income from continuing operations	1,065	1,049	1,272	1,244	4,630
Income from discontinued operations	32	236	(93)	(60)	115
Net income	$1,097	$1,285	$1,179	$1,184	$4,745

Earnings per common share:
Income from continuing operations
Basic	$0.35	$0.33	$0.40	$0.34	$1.42
Diluted	$0.29	$0.27	$0.32	$0.29	$1.17
Net Income
Basic	$0.36	$0.41	$0.37	$0.32	$1.46
Diluted	$0.30	$0.33	$0.30	$0.27	$1.20

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in the Company’s accountants during the two most recent fiscal years and there were no disagreements with the Company’s accountants on accounting principles or financial disclosure.
ITEM 9A — CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Although the Company’s reporting obligations under the Exchange Act only recently commenced effective March 12, 2004 and prior to that date the Company was not subject to the various SEC rules and regulations governing public companies, as a financial institution we have a history of filing regulatory reports and being subject to frequent government oversight. We also have an independent audit committee and a system of internal controls.
     As of the year ended December 31, 2005, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the year ended December 31, 2005, these disclosure controls and procedures were effective.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Company management, we conducted an evaluation of the effectiveness of internal controls over financial reporting based on the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     The independent registered public accounting firm that audited the financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The attestation report is included herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southwest Community Bancorp and Subsidiaries
Carlsbad, California
We have audited management’s assessment, included in the accompanying Report of Management, that Southwest Community Bancorp and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statement
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Southwest Community Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion.
/S/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 15, 2006

ITEM 9B — OTHER INFORMATION
     There was no information required to be disclosed on Form 8-K during the fourth quarter of 2005 but not reported.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Boards of Directors of the Company and SWCB have adopted a code of ethics that applies to their principal financial officers, including the Chief Executive Officer and the Chief Financial Officer. The code of ethics, which we call our Code of Ethics for Principal Financial Officers, is available on our corporate web site, www.swcbank.com in the section entitled “Governance Documents.”
     The remaining information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders. We are incorporating herein by reference the relevant information contained in the Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders. We are incorporating herein by reference the relevant information contained in the Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders. We are incorporating herein by reference the relevant information contained in the Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders. We are incorporating herein by reference the relevant information contained in the Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item will appear in the Proxy Statement that we will deliver to our shareholders in connection with our Annual Meeting of Shareholders. We are incorporating herein by reference the relevant information contained in the Proxy Statement.

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
(3) Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Reg. S-K
Item 601
Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among Placer Sierra Bancshares and Southwest Community Bancorp dated February 15, 2006 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 16, 2006 and incorporated herein by reference).

3.1	Articles of Incorporation of Southwest Community Bancorp, Restated as of May 20, 2004 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on June 21, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Southwest Community Bancorp (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2004 and incorporated herein by reference).

4.1	Indenture dated as of April 22, 2003 by and between the Registrant and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.2	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.3	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among the Registrant, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mercardante, James Lemery and Paul M. Weil, as Administrators (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.4	Form of Common Security Certificate of Southwest Community Statutory Trust I (included as Exhibit A-1 to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.5	Guarantee Agreement dated as of April 22, 2003 between the Registrant, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

4.6	Form of Warrant Certificate (filed as Exhibit 4.6 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.1.1	Southwest Community Bancorp 2002 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description

10.1.2	Amendment No. 1 to Southwest Community Bancorp 2002 Stock Option Plan dated May 19, 2004 (filed as Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1filed on June 21, 2004 and incorporated herein by reference).

10.2	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.3	Employment Agreement dated January 29, 1998 with Frank J. Mercardante (filed as Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.4	Extension and Modification of Employment Agreement dated August 20, 2001 with Frank J. Mercardante (filed as Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.5	Executive Supplemental Compensation Agreement dated October 17, 2001 with Frank J. Mercardante (filed as Exhibit 10.5 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.6	Extension and Modification of Employment Agreement dated December 8, 2003 with Frank J. Mercardante (filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.7	Life Insurance Endorsement Method Split Dollar Plan Agreement for Frank J. Mercardante (filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.8	Extension of Employment Agreement dated December 31, 2001 with Stuart F. McFarland (filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.9.1	Executive Supplemental Compensation Agreement dated October 1, 2002 with Stuart F. McFarland (filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.9.2	First Amendment to the Executive Supplemental Compensation Agreement by and between Southwest Community Bank and Stuart McFarland. (Filed as Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.10.1	Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 6, 2003 for Stuart F. McFarland (filed as Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.10.2	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Southwest Community Bank and Stuart McFarland. (Filed as Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11	Modification of Employment Agreement dated November 20, 2003 with Stuart F. McFarland (filed as Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.12	Employment Agreement dated December 31, 2000 with Tim Dewan (filed as Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.13P	Lease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.13P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.14P	Sublease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.14P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and

Reg. S-K
Item 601
Exhibit No.	Description

incorporated herein by reference).

10.15P	Lease Agreement (1146 West Valley Parkway, Suite 102) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.15P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.16P	Lease Agreement (1235 Avocado Boulevard) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.16P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.17P	Lease Agreement (26755 Jefferson Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.17P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.18P	Lease Agreement (2401 E. Katella Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.18P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.19P	Lease Agreement (5810 El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.19P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.20P	Lease Agreement (330 North Brand, Suite 525) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.20P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.21P	Lease Agreement (277 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.21P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.22P	Lease Agreement (2235 Polvorosa Avenue, Suite 260) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.22P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.23P	Lease Agreement (9440 Telstar Avenue, Suite 6) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.23P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.24P	Lease Agreement (267 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.24P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.25P	Lease Agreement (5611 Palmer Way, Suite G) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.25P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.26P	Lease Agreement (41188 Sandalwood Circle) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.26P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description

10.27P	Lease Agreement (41162 Sandalwood Circle, Unit A) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.27P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

10.28	Southwest Community Bank 401(k) Plan, as amended (filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).

10.29	Employment Agreement dated October 29, 2004 with Alan J. Lane (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K/A filed on November 11, 2004 and incorporated herein by reference).

10.30	Executive Supplemental Compensation Agreement dated January 20, 2005 with Alan J. Lane. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.31	Lease Agreement (599 North E. Street, San Bernardino). (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.32	Lease Agreement (5650 El Camino Real, Suite 130, Carlsbad). (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.33	Asset Purchase Agreement, among Financial Data Solutions, Inc., Southwest Community Bancorp, and Float Acquisition Corp. dated June 7, 2005 (filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on June 13, 2005 and incorporated herein by reference).

10.34	Escrow Agreement dated June 7, 2005 (filed as Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on June 13, 2005 and incorporated herein by reference)

10.35	Lease Agreement (8250 White Oak Avenue, Rancho Cucamonga) (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference).

10.36	Employment Agreement dated November 7, 2005 with Frank J. Mercardante (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference).

11.1	Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).

12.1	Not applicable.

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Frank J. Mercardante.

31.2	Section 302 Certification of James L. Lemery.

32.1	Section 906 Certification of Frank J. Mercardante.

32.2	Section 906 Certification of James L. Lemery.
(b) Exhibits
     The exhibits listed above in Item 15(a)(3) above are incorporated herein by this reference.
(c) Excluded Financial Statements
     Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP

Dated: March 15, 2006	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
(Chief Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan W. Arendsee Allan W. Arendsee	Director	March 15, 2006

/s/ Carol M. Beres Carol M. Beres	Director	March 15, 2006

/s/ Richard T. L. Chan Richard T. L. Chan	Director	March 15, 2006

/s/ Karen J. Estes Karen J. Estes	Director	March 15, 2006

/s/ Philip H. Holtkamp Philip H. Holtkamp	Director	March 15, 2006

/s/ Alan J. Lane Alan J. Lane	Director, President	March 15, 2006

/s/ James L. Lemery	Executive Vice President and	March 15, 2006
James L. Lemery	Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

/s/ Howard B. Levenson Howard B. Levenson	Chairman of the Board	March 15, 2006

/s/ Stuart F. McFarland Stuart F. McFarland	Director, Executive Vice President	March 15, 2006

/s/ Frank. J. Mercardante	Director, Chief Executive	March 15, 2006
Frank J. Mercardante	Officer (Principal
Executive Officer)

/s/ Paul M. Weil	Vice Chairman and Corporate	March 15, 2006
Paul M. Weil	Secretary