Form 10-K/A
period 2005-12-31
SOUTHWEST COMMUNITY BANCORP
filed 2006-04-20
CIK 1275873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2.
     Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Aggregate market value of the voting Common stock held by non-affiliates at June 30, 2005: $104,122,000
     Number of shares of Common Stock outstanding as of April 5, 2006: 4,029,613

EXPLANATORY NOTE
     Southwest Community Bancorp (the “Company”) is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Form 10-K”), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.
     As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the “Modification of Your Employment Agreement” letter dated October 15, 2004 by and between Southwest Community Bank, the wholly-owned subsidiary of the Company (“SWCB”) and Stuart F. McFarland, and the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table lists the names and certain information as of December 31, 2005, concerning all directors and executive officers of the Company and SWCB. The Company and SWCB have no “significant employees” except its executive officers.

			Year First
			Elected or
			Appointed
Name and Title	Age	Business Experience For Past Five Years	Director
Allen W. Arendsee,		Investor and self employed real estate broker since	1997[1]
Director	43	February 2005; real estate broker with Grubb & Ellis/BRE
		Commercial from February 2003 to February 2005. From
		April 1996 until February 2003, President and owner of
		A.W. Arendsee Real Estate, Inc., a real estate brokerage
		firm based in San Diego, California

Carol M. Beres,	62	Private investor and asset manager	2000[1]
Director

Richard T.L. Chan,	52	President of CC IMEX dba Embi Tec, a biotech supply	1997[1]
Director		company based in San Diego, California

Karen J. Estes,	48	Insurance Agent with Teague Insurance Agency based in	1997[1]
Director		Fallbrook, California

Phillip H. Holtkamp,	64	Partner of Diehl, Evans and Company, LLP, a certified	1997[1]
Director		public accountancy firm based in Carlsbad, California

Alan J. Lane,	43	Banker[2]	2004
Director, President and Chief Operating Officer

Howard B. Levenson,	67	Chairman and Chief Executive Officer of Western	1997[1]
Chairman of the Board		Financial Corporation, a securities broker/dealer and
		investment banking firm based in San Diego, California;
		Chairman and President of Fortuna Financial, Inc., an
		investment firm based in San Diego, California

James L. Lemery,	64	Banker[3]	N/A
Executive Vice President and Chief Financial Officer

Stuart F. McFarland,	58	Banker[4]	2004
Director and Executive Vice President

Frank J. Mercardante,	58	Banker[5]	1998
Director and Chief Executive Officer

Paul M. Weil,	78	Attorney with the law firm of Paul M. Weil and Associates	1997[1]
Vice Chairman and Corporate Secretary

[1]	Refers to year first elected to the Board of SWCB.

[2]	Mr. Lane is a director of the Company and also serves as the Company’s President and Chief Operating Officer and SWCB’s President, Northern Division since December 2005, Senior Executive Vice President and Chief Administrative Officer from June 2005 to December 2006 and previously Treasurer since October 2004. Mr. Lane joined Financial Data Solutions, Inc., a wholly-owned subsidiary of the Company (“FDSI”) in July 2004 as Vice Chairman and Chief Executive Officer. Prior to joining FDSI, Mr. Lane served as President and Chief Executive Officer of Business Bank of California and Business Bancorp from April 1998 until its sale in January 2004, and he remained with the purchaser until June 2004. Mr. Lane also currently serves on the Board of Directors of Natural Alternatives International, Inc., a leading formulator and manufacturer of nutritional supplements, headquartered in San Marcos, California.

[3]	Mr. Lemery is the Executive Vice President and Chief Financial Officer of both the Company and SWCB. Mr. Lemery joined the Company and SWCB in February 2003. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of First National Bank since 1991.

[4]	Mr. McFarland is a director and also serves as an Executive Vice President of the Company and President, Southern Division since December 2005. Mr. McFarland joined SWCB in February 1999 as its Executive Vice President and Chief Credit Officer and was promoted to President and Chief Operating Officer in December 2003.

[5]	Mr. Mercardante is a director of the Company and serves as the Company’s Chief Executive Officer. Mr. Mercardante joined SWCB in March 1998 as a director and as its President and Chief Executive Officer. Mr. Mercardante continues to serve as Chief Executive Officer of SWCB.

     None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships between the directors and executive officers of the Company. None of the directors or executive officers of the Company serve as directors of any company which has a class of securities registered under, or which are subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any investment company registered under the Investment Company Act of 1940, except Mr. Lane, who serves as a director of Natural Alternatives International, Inc., which has a class of securities registered under the Exchange Act.
Audit Committee
     The Audit Committee, consisting of Directors Holtkamp (Chair), Arendsee and Chan during 2005, is responsible for selecting the outside auditors, for overseeing internal auditing functions and for Board interfacing with the Company’s independent outside auditors. The Audit Committee met 13 times in 2005.
     The Board has determined that each of the current members of the Audit Committee are “independent,” as that term is defined in the listing standards of the Nasdaq Stock Market, Inc. (“Nasdaq”), and that each member of the Audit Committee satisfies the financial literacy requirements set forth under Rule 4350(d)(2) of the Nasdaq Rules. The Board has also determined that Mr. Holtkamp is the Company’s “audit committee financial expert” within the meaning of the rules and regulations of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Affiliates”), to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such Affiliates are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based on a review of the filings made with the SEC, the Company believes that, during the fiscal year ended December 31, 2005, its officers, directors and holders of more than 10% of the Company’s common stock complied with all applicable Section 16(a) filing requirements.
Code of Ethics
     The Boards of Directors of the Company and SWCB have adopted a code of ethics that applies to their principal financial officers, including the Chief Executive Officer and the Chief Financial Officer. The code of ethics, which we call our Code of Ethics for Principal Financial Officers, is available on our corporate web site, www.swcbank.com in the section entitled “Governance Documents.”
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
     All compensation to executive officers is paid by either SWCB or FDSI, except for stock options which are issued by the Company. The following table sets forth a summary of annual and long-term compensation for services in all capacities to SWCB for the Chief Executive Officer, the Company’s other executive officers whose salary and bonus in 2005 exceeded $100,000, including the Chief Executive Officer of FDSI, and SWCB’s next two most highly compensated officers:

							Long Term
							Compensation
		Annual Compensation					Awards
							Securities
					Other Annual		Underlying	All Other
Name and Title	Year	Salary	Bonus		Compensation[1]		Options/SARS	Compensation[2]
Van Keshish[3],	2005	$100,000	$380,370	[4]	—		—	—
Senior Vice President,	2004	$100,000	$397,882	[4]	—		—	—
SBA Division	2003	$29,551	$24,207	[4]	—		11,812	—
Manager
Alan J. Lane,[5]	2005	$242,939	$330,572		$10,310	[6]	7,500	$228
President – Northern	2004	$93,192	—		—		26,250	—
Division
James L. Lemery[7],	2005	$136,499	$34,125		—		5,787	—
Executive Vice	2004	$126,000	$28,022		—		—	—
President and Chief Financial Officer	2003	$100,461	$16,600		—		31,500	—
Brian J. McClendon,	2005	$93,683	$281,997	[4]	—			—
Senior Vice President,	2004	$62,100	$204,572	[4]	—		787	—
SBA Business	2003	$61,100	$157,231	[4]	—		1,181	—
Development Officer
Stuart F. McFarland,	2005	$200,000	$330,572		—		7,500	$1,095
President – Southern	2004	$200,000	$142,000		—		10,000	$1,185
Division	2003	$172,500	$49,650		—		23,625	$2,302
Frank J. Mercardante,	2005	$306,669	$666,144		$71,180	[6]	20,000	$2,203
Chief Executive Officer	2004	$300,000	$360,000		—		13,125	$2,040
	2003	$250,000	$112,900		—		15,750	$14,122
Stock Options
     The Company’s 2002 Stock Option Plan provides for the issuance of up to 1,575,000 shares, of which 242,641 shares have been exercised and options for 863,841 shares were outstanding, leaving 468,518 shares available for future grants as of December 31, 2005. The following table sets forth certain information regarding stock options granted to Messrs. Keshish, Lane, Lemery, McClendon, McFarland, and Mercardante during 2005:

[1]	Perquisites paid to an executive officer which total less than the lesser of $50,000 or 10% of salary and bonus are omitted.

[2]	These figures include the economic value of split-dollar life insurance premiums for Mr. McFarland and Mr. Mercardante and a $12,000 payment from FDSI to Mr. Mercardante for certain management services rendered to FDSI during 2003.

[3]	Mr. Keshish joined SWCB in September 2003.

[4]	These figures primarily represent commissions for business generation.

[5]	Mr. Lane joined FDSI in July 2004.

[6]	Consists of proceeds from cashout of FDSI Stock Options at time of sale of FDSI.

[7]	Mr. Lemery joined SWCB in February 2003.

	Individual Grants				Potential Realized Value
					at Assumed Annual
		Percentage of			Rates of Stock Price
	Number of	Total			Appreciation for Option
	Shares	Options/SARs			Term
	Underlying	Granted to	Exercise
	Options/SARs	Employees In	Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%
Van Keshish	0	0.0%	—	—	—	—
Alan J. Lane	7,500	12.2%	$32.00	9/21/15	$150,935	$382,498
James L. Lemery	5,000	8.2%	$32.00	9/21/15	$100,623	$254,999
James L. Lemery	787	1.3%	$30.95	4/20/15	$15,318	$38,820
Brian McClendon	0	0.0%	—	—	—	—
Stuart F. McFarland	7,500	12.2%	$32.00	9/21/15	$150,935	$382,498
Frank J. Mercardante	20,000	32.7%	$33.25	8/19/15	$418,215	$1,059,839
     The following table sets forth certain information regarding options exercised during 2005 and unexercised options held by Messrs. Keshish, Lemery, McClendon, McFarland, and Mercardante:

			Number of Shares Underlying		Value of Unexercised
	Shares		Unexercised Options/SARs at		In-the-Money Options/SARs at
	Acquired	Value	December 31, 2005		December 31, 2005[1]
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Van Keshish	—	—	4,725	7,087	$67,200	$100,800
Alan J. Lane	—	—	33,750	—	$100,312	—
James L. Lemery	—	—	37,287	—	$508,825	—
Brian McClendon	—	—	2,047	2,284	$39,294	$39,696
Stuart F. McFarland	—	—	101,671	—	$1,988,000	—
Frank J. Mercardante	—	—	197,373	—	$4,122,156	—
Long-Term Compensation/401(k) Plans
     During 1998, SWCB’s Board of Directors adopted, effective as of January 1, 1998, the Southwest Community Bank 401(k) Plan (the “Plan”). The Plan was amended on December 16, 2003 in order to comply with certain statutory and regulatory requirements. Subject to Internal Revenue Code limitations, the plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Each year SWCB may make matching contributions to the trust for the benefit of the participating employees, which contributions will vest in 20% increments over a five-year period. Participants are 100% vested in their own deferrals. SWCB has provided a range of investment options for participants, including our common stock. As of December 31, 2005, the trust held 42,968 shares of the Company’s common stock. SWCB made matching contributions of $48,731 during 2005. SWCB did not make any matching contributions during 2004.
Directors’ Compensation
     The Company does not pay directors’ fees. SWCB’s directors receive fees for their attendance at Board and Loan Committee meetings. Each director receives $1,000 for attendance at Board meetings (the Chairman receives $1,500) and $300 for attendance at Loan Committee meetings and $180 for other committee meetings. Directors of FDSI receive $500 for attendance at Board Meetings. During 2005, the aggregate fees paid to the Company’s directors by SWCB and FDSI was $156,000.

[1]	Assumes a market value of $32.00 per share on December 31, 2005, as reported on the NASDAQ-CM.

Employment Agreements
     The Company employed Mr. Lane as its President and Chief Operating Officer under the terms of an employment agreement dated October 19, 2004. The agreement provides for base salary of $255,000 per year, discretionary bonuses, and salary continuation benefits of $100,000 per year for 15 years upon retirement at age 55. In addition, the agreement provides Mr. Lane with use of a Company automobile, certain insurance benefits, business expense reimbursements, and stock options covering 25,000 shares of the Company’s Common Stock and 10,000 shares of FDSI’s common stock. In the event of termination without cause, Mr. Lane is entitled to 6 months’ salary and continued insurance benefits and a pro rata share of his annual bonus. In the event of termination after a change in control, Mr. Lane is entitled to the same benefits for 24 months.
     SWCB originally employed Mr. Mercardante under the terms of an employment agreement dated January 29, 1998, which was amended several times in subsequent years. Effective November 7, 2005, SWCB and Mr. Mercardante entered into a new Employment Agreement. The Employment Agreement provides for a base salary of $320,000 which takes effect September 1, 2005 and incentive bonuses tied to certain performance targets achieved by SWCB as set forth in the Employment Agreement. Mr. Mercardante’s employment is subject to termination for cause, or termination by either party upon thirty days’ written notice. In the event of termination following a Change in Control Event, Mr. Mercardante will be entitled to receive three years’ severance pay.
     SWCB initially employed Mr. McFarland without an employment agreement and on December 31, 2001, SWCB entered into an employment agreement with him effective January 1, 2002 and amended effective October 15 and 29, 2004. The employment agreement is for an indefinite term and currently provides for a base salary of $255,000 per year, reimbursement for business expenses, use of a company-owned vehicle and certain insurance benefits. The employment agreement provides for “at will” employment, without termination benefits; provided that in the event of termination by the surviving entity within two years after, or termination by Mr. McFarland written six months after, a merger, reorganization or similar transaction in which there is a change in ownership of at least 51% except as a result of a transfer in exchange for at least 80% control of another corporation, such as the bank holding company reorganization, Mr. McFarland will be entitled to six months’ severance pay. If SWCB’s assets immediately prior to the transaction are $200 million or greater, then Mr. McFarland will be entitled to two years’ severance pay.
     SWCB also entered into a supplemental compensation agreement with Mr. Mercardante to provide for retirement and death benefits. The agreement, which is dated October 17, 2001, provides for retirement benefits of $140,000 per year plus annual 3% cost-of-living increases, reduced by 7% for each year Mr. Mercardante retires prior to age 62. In the event of his disability, Mr. Mercardante is entitled to a percentage of his retirement benefits, with the percentage increasing from 30% during 2001 to 100% in 2009.
     SWCB purchased three life insurance policies in the aggregate face amount of $5,332,000 to fund its obligations to Mr. Mercardante and also entered into a “split-dollar” agreement with him pursuant to which SWCB will share in the proceeds of the life insurance. In the event of his death prior to age 65, his personal trust is entitled to the lesser of $1,820,000 or the total proceeds less the cash value. His personal trust is entitled to lesser amounts at different age brackets, ultimately dropping to the lesser of $560,000 or the total proceeds less the cash value if death occurs after age 80. SWCB’s accrued expense to provide for the retirement benefits for 2005 was $189,193, offset by income on the policies in the amount of $91,347, for a net expense to SWCB of $97,846.
     SWCB also entered into a supplemental compensation agreement with Mr. McFarland to provide for retirement and death benefits. The agreement, which is dated October 1, 2002 and amended October 29, 2004, provides for retirement benefits of $100,000 per year plus annual 3% cost-of-living increases, reduced by 10% for each year Mr. McFarland retires prior to age 65. In the event of his disability, Mr.

McFarland is entitled to a percentage of his retirement benefits, with the percentage increasing from 25% during 2002 to 100% in 2009.
     SWCB has purchased four life insurance policies in the aggregate face amount of $8,427,983 to fund its obligations to Mr. McFarland and also entered into a “split-dollar” agreement with him pursuant to which SWCB will share in the proceeds of the life insurance. In the event of his death prior to age 70, his beneficiary is entitled to the lesser of $1,000,000 or the total proceeds less the cash value. His beneficiary is entitled to lesser amounts at different age brackets, ultimately dropping to the lesser of $400,000 or the total proceeds less the cash value if death occurs after age 80. SWCB’s accrued expense to provide for the retirement benefits for 2005 was $104,744, offset by income on the policies in the amount of $150,112, for a net gain to SWCB of $45,368.
     SWCB also entered into a supplemental compensation agreement with Mr. Lane to provide for a retirement benefit. The agreement provides for retirement benefits of $100,000 per year, plus annual 3% cost-of-living increases for 15 years upon retirement at age 55. In the event of his disability, Mr. Lane is entitled the amount of the accured liability at the time of the disability, payable in sixty (60) monthly installments. In January 2005, SWCB purchased two life insurance policies in the aggregate face amount of $7,496,102 to fund its obligations to Mr. Lane.
     SWCB has purchased two life insurance policies in the aggregate face amount of $7,496,102 to fund its obligations to Mr. Lane and also entered into a “split-dollar” agreement with him pursuant to which SWCB will share in the proceeds of the life insurance. In the event of his death prior to age 70, his beneficiary is entitled to the lesser of $1,000,000 or the total proceeds less the cash value. His beneficiary is entitled to lesser amounts at different age brackets, ultimately dropping to the lesser of $400,000 or the total proceeds less the cash value if death occurs after age 80. SWCB’s accrued expense to provide for the retirement benefits for 2005 was $73,160, offset by income on the policies in the amount of $94,817, for a net gain to SWCB of $21,657.
Compensation Committee Interlocks and Insider Participation
     During 2005, the following directors served on the Compensation Committee: Directors Arendsee (Chair), Beres, Chan, and Holtkamp. None of the members of the Compensation Committee are or were executive officers or otherwise employed by the Company or its subsidiaries. Except as disclosed in the section entitled “Certain Relationships and Related Transactions,” none of the members of the Compensation Committee had transactions with the Company. The Compensation Committee assumes the responsibility for reviewing and approving the Company’s overall compensation and benefit programs. None of the Company’s executive officers served on the board of directors or compensation committee, or equivalent, of another entity, one of whose executive officers or board members served on the Company’s Board of Directors or Compensation Committee.
Board Compensation Committee Report on Executive Compensation
     During 2005, the Compensation Committee was responsible for reviewing and approving the overall compensation and benefit programs for the Company, including SWCB and FDSI. The Compensation Committee was also responsible for establishing and administering the compensation programs for the executive officers of the Company, including SWCB and FDSI. The compensation packages offered to the executive officers consist of a mix of base salary and incentive bonuses. The executive officers are also provided with standard health, dental and vision benefits, as well as a SWCB-owned automobile or auto allowance.
     The primary goal of the Company’s compensation philosophy for executive officers is to link a substantial portion of their compensation to the profitability of the Company. The Compensation Committee accomplishes this by structuring equity grants and a cash bonus in direct proportion to the increase in annual earnings. Target goals for annual bonuses are based upon a substantial increase in prior year earnings.

     The secondary goal of the Compensation Committee is to structure competitive compensation programs to attract and retain highly competent and skilled executives. The Compensation Committee achieves this objective by setting base compensation, incentives and benefits at competitive levels. To assist in this goal, the Compensation Committee reviews the compensation programs of executive officers at competitor organizations of similar size and complexity at least annually. The Compensation Committee and Board intend to compensate executive officers at the highest level of the compensation scale for similar organizations, provided the Company’s financial performance is at the high end of its peer group.
     In establishing executive compensation for Mr. Mercardante, the Compensation Committee reviews his total compensation package and compares it to the level of total compensation of other financial institutions of similar size and complexity. To assist the Compensation Committee in this regard, an outside consulting firm was engaged in June 2005 to provide the Compensation Committee with an independent analysis of the CEO’s compensation package as compared to peer group financial institutions. Based on the Compensation Committee’s survey and the Company’s financial performance in relation to other financial institutions in its peer group, the Compensation Committee recommended adjustments to the Board of Directors.
     In making its evaluation, the Compensation Committee placed slightly greater emphasis (approximately 68%) on overall Company performance versus Mr. Mercardante’s individual performance (approximately 32%). His cash bonus was based entirely on the performance of the Company. Under the bonus plan for the CEO, the Company must achieve a minimum of a 16% increase in the prior year’s net earnings (before accrual for bonus) to be eligible for a cash bonus. If the Company’s net earnings under the formula exceeds the prior year’s net earnings by 16%, the CEO receives a cash bonus equal to 30% of his base compensation. For every 2% improvement in earnings in excess of the minimum 16%, the CEO receives an additional percentage of his base pay as a cash bonus. Based upon this formula, the CEO received a cash bonus of $666,144, 220% of base salary, for the Company’s 2005 performance.
Submitted by the Compensation Committee
of the Company’s Board of Directors

Allan W. Arendsee Carol M. Beres	Philip H. Holtkamp Howard B. Levenson
Stock Performance Graph
     The following graph presents the cumulative, five year total return for the Company’s Common Stock compared with the Nasdaq National Market and the SNL Western Bank Index. The graph assumes the value of an investment in the Company’s Common Stock, the Nasdaq Index and the SNL Index was $100 on December 31, 2000, and that all dividends were reinvested.

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Southwest Community Bancorp	100.00	103.85	182.69	269.24	576.93	484.63
NASDAQ Composite Index	100.00	79.18	54.44	82.09	89.59	91.54
SNL Western Bank Index	100.00	87.45	95.68	129.61	147.29	153.35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of April 5, 2006, concerning the beneficial ownership of the Company’s outstanding Common Stock by: (i) by each of the directors; (ii) each of the executive officers; and (iii) all of the directors and executive officers as a group. Management is not aware of any change in control of the Company that has occurred since January 1, 2005, or of any arrangement that may, at a subsequent date, result in a change in control of the Company with the exception of the pending merger with and into Placer Sierra Bancshares. Please refer to the Registration Statement on Form S-4 filed by Placer Sierra Bancshares on April 7, 2006 and amended effective April 20, 2006. Except for Mr. Allan W. Arendsee, Management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock.

	Amount and Nature of
Name and Position Held	Beneficial Ownership[1]		Percent of Class[15]
Allan W. Arendsee	225,066	[2]	5.58%
Director
Carol M. Beres	46,383	[3]	1.15%
Director
Richard T. L. Chan	80,723		2.00%
Director
Karen J. Estes	72,501	[4]	1.79%
Director
Philip H. Holtkamp	85,964	[5]	2.13%
Director
Alan J. Lane	34,800	[6]	0.86%
Director and President
James L. Lemery	84,997	[7]	2.09%
Executive Vice President and Chief Financial Officer
Howard B. Levenson	182,695	[8]	4.51%
Chairman of the Board
Stuart F. McFarland	179,571	[9]	4.34%
Director and Executive Vice President
Frank J. Mercardante	270,551	[10]	6.40%
Director and Chief Executive Officer
Paul M. Weil	155,520	[11]	3.84%
Vice Chairman and Corporate Secretary
All Directors and Executive Officers as a Group	1,369,916	[12]	30.57%
(11 in number)

[1]	Except as otherwise noted below, each person has sole voting and investment power over the shares of common stock, subject to community property laws where applicable. Shares of the Company’s common stock issuable upon exercise of stock options exercisable within 60 days of April 5, 2006 and outstanding warrants are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

[2]	Includes 6,930 shares issuable upon the exercise of outstanding warrants. Also includes 3,529 shares held as custodian under the CUGMA. Mr. Arendsee’s address is 740 Cabrillo Avenue, Coronado, California 92118.

[3]	Includes 315 shares issuable upon the exercise of outstanding warrants.

[4]	Includes 26,225 shares issuable upon the exercise of vested options and 315 shares issuable upon the exercise of outstanding warrants.

[5]	Includes 1,260 shares issuable upon the exercise of outstanding warrants.

[6]	Includes 37,287 shares issuable upon the exercise of vested options.

[7]	Includes 33,750 issuable upon the exercise of vested options. This figure also includes 46,660 shares held by the 401(k) Plan of which Mr. Lemery is a co-trustee.

[8]	Includes 15,750 shares issuable upon the exercise of vested options and 1,575 shares issuable upon the exercise of outstanding warrants. Also includes 3,150 shares held as a trustee.

[9]	Includes 101,671 shares issuable upon the exercise of vested options and 4,095 shares issuable upon the exercise of outstanding warrants. This figure also includes 2,195 shares allocated to Mr. McFarland pursuant to the 401(k) Plan.

[10]	Includes 197,373 shares issuable upon the exercise of vested options and 630 shares issuable upon the exercise of outstanding warrants. This figure also includes 46,660 shares held by the 401(k) Plan of which Mr. Mercardante is a co-trustee. Of the 46,660 shares in the 401(k) Plan, 5,074 are allocated to Mr. Mercardante. Mr. Mercardante’s business address is c/o Southwest Community Bank, 5810 El Camino Real, and Carlsbad, California 92013.

[11]	Includes 21,671 shares issuable upon the exercise of vested options and 2,520 shares issuable upon the exercise of outstanding warrants.

[12]	Includes 433,727 shares issuable upon the exercise of vested options and 17,640 shares issuable upon the exercise of outstanding warrants. These shares held in the 401(k) plan are included once for all Directors and Executive Officers as a Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During 2005, there were no existing or proposed, material transactions between the Company and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our common stock), or the immediate family or associates of any of the foregoing persons, except as indicated below:
     Some of the Company’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with SWCB in the ordinary course of SWCB’s businesses and SWCB expects to have such ordinary banking transactions with such persons in the future. In the opinion of Management of SWCB, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. Although SWCB does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with its internal lending policies and statutory lending limits. As of December 31, 2005, the aggregate indebtedness of all of directors, officers and principal shareholders of SWCB, and their associates, stood at approximately $3,632,000, constituting approximately 7% of SWCB’s shareholders’ equity at that date.
     Paul M. Weil, Esq., a director and the Corporate Secretary of the Company and SWCB, provides legal services to the Company and SWCB and rents office space from SWCB. It is the opinion of SWCB’s Board of Directors that fees paid by SWCB to Mr. Weil for legal services and his rental fees paid to SWCB are no less favorable to SWCB than could be obtained from persons not affiliated with SWCB. During 2005, the Company and SWCB, combined, paid Mr. Weil $55,225 for legal services net of his rental fees. In addition, FDSI paid Mr. Weil $7,602 for legal services during 2005.
     SWCB’s Private Banking Office premises are subleased from Fortuna Financial, Inc., of which SWCB’s Chairman of the Board, Mr. Howard B. Levenson, serves as Chairman, President and sole stockholder. During 2005, the aggregate rent was $30,235. It is the opinion of SWCB’s Board of Directors that the terms of the sublease are no less favorable to SWCB than could be obtained from unaffiliated parties.
     During 2005, SWCB received $12,506 in referral fees from Western Financial Corporation. Mr. Levenson is the Chairman and CEO of Western Financial Corporation. It is the opinion of SWCB’s Board of Directors that the referral fees earned were no less favorable to SWCB than could be obtained from unaffiliated parties.
     SWCB purchased property and casualty insurance through the Teague Insurance Agency where Ms. Karen J. Estes, a director, is an agent. No fees are paid directly to Ms. Estes and it is the opinion of SWCB’s Board of Directors that the premiums paid for and the terms of the insurance are no less favorable to SWCB than could be obtained from unaffiliated parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Introduction
     The firm of Vavrinek, Trine, Day & Co., LLP (“Vavrinek”) served as independent certified public accountants for the Company through the year 2005. The Company’s board has determined the firm of Vavrinek to be well qualified and fully independent of the operations of the Company.

These shares held in the 401(k) plan are included once for all Directors and Executive Officers as a Group.

     The aggregate fees billed by Vavrinek for services rendered to the Company for the fiscal years ended December 31, 2005 and 2004 related primarily to audit services and secondarily to tax consultation and compliance services. (See “Fees Paid to Vavrinek” below.)
     The Audit Committee has considered the provision of non-audit services provided by Vavrinek to be compatible with maintaining the independence of Vavrinek.
     Vavrinek audited the Company’s financial statements for the year ended December 31, 2005.
Fees Paid to Vavrinek
     The following is a description of fees billed to the Company by Vavrinek during the years ended December 31, 2005 and 2004.
     Audit fees
     Audit fees include fees for the annual audit of the Company’s consolidated financial statements, review of interim financial statements, review of registration statements filed with the SEC, and the issuance of consents and comfort letters. The aggregate audit fees billed to the Company by Vavrinek for the years ended December 31, 2005 and 2004 totaled $158,247 and $61,380, respectively.
     Audit-related fees
     Audit-related fees billed to the Company by Vavrinek consisted primarily of certain due diligence services and totaled $10,460 for 2004.
     The Company did not incur any fees with respect to services rendered by Vavrinek for assurance and related services for 2005.
     Tax fees
     The aggregate fees billed by Vavrinek for tax services (primarily tax consultation and compliance) rendered to the Company for the fiscal years ended December 31, 2005 and 2004 were $19,250 and $22,500, respectively.
     All other fees
     There were no other fees billed by Vavrinek for services rendered to the Company, other than the services described above under “Audit fees” and “Audit-related fees” for the fiscal years ended December 31, 2005 or 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The tax fees and other fees paid in 2005 and 2004 were approved per the Audit Committee’s pre-approval policies.

PART IV
Item 15. Exhibits and Financial Statement Schedules
List of Documents filed as part of this report:
(a)	Financial Statements:
(1)	Incorporated by reference from Form 10-K.

(2)	Incorporated by reference from Form 10-K.
In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.
(3)	Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10-K/A:

Reg. S-K
Item 601
Exhibit No.	Description
2.1*	Agreement and Plan of Merger and Reorganization by and among Placer Sierra Bancshares and Southwest Community Bancorp dated February 15, 2006 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 16, 2006 and incorporated herein by reference).
3.1*	Articles of Incorporation of Southwest Community Bancorp, Restated as of May 20, 2004 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on June 21, 2004 and incorporated herein by reference).
3.2*	Amended and Restated Bylaws of Southwest Community Bancorp (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2004 and incorporated herein by reference).
4.1*	Indenture dated as of April 22, 2003 by and between the Registrant and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
4.2*	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 12,2004 and incorporated herein by reference).
4.3*	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among the Registrant, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mercardante, James Lemery and Paul M. Weil, as Administrators (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
4.4*	Form of Common Security Certificate of Southwest Community Statutory Trust I (included as Exhibit A-l to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
4.5*	Guarantee Agreement dated as of April 22, 2003 between the Registrant, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
4.6*	Form of Warrant Certificate (filed as Exhibit 4.6 to the Company’s Registration Statement on Form 10 y-filed on January 12, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.1.1*	Southwest Community Bancorp 2002 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
10.1.2*	Amendment No. 1 to Southwest Community Bancorp 2002 Stock Option Plan dated May 19, 2004 (filed as Exhibit 10.1.2 to the Company’s Registration Statement on Form S-l filed on June 21, 2004 and incorporated herein by reference).
10.2*	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
10.3*	Employment Agreement dated January 29, 1998 with Frank J. Mercardante (filed as Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.4*	Extension and Modification of Employment Agreement dated August 20, 2001 with Frank J. Mercardante (filed as Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.5*	Executive Supplemental Compensation Agreement dated October 17, 2001 with Frank J. Mercardante (filed as Exhibit 10.5 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.6*	Extension and Modification of Employment Agreement dated December 8, 2003 with Frank J. Mercardante (filed as Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.7*	Life Insurance Endorsement Method Split Dollar Plan Agreement for Frank J. Mercardante (filed as Exhibit 10.7 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.8*	Extension of Employment Agreement dated December 31, 2001 with Stuart F. McFarland (filed as Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.9.1*	Executive Supplemental Compensation Agreement dated October 1, 2002 with Stuart F. McFarland (filed as Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.9.2*	First Amendment to the Executive Supplemental Compensation Agreement by and between Southwest Community Bank and Stuart McFarland. (Filed as Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.9.3	“Modification of Your Employment Agreement” letter dated October 15, 2004 by and between Southwest Community Bank, the wholly-owned subsidiary of the Company, and Stuart F. McFarland.
10.10.1*	Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 6, 2003 for Stuart F. McFarland (filed as Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.10.2*	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Southwest Community Bank and Stuart McFarland. (Filed as Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.11*	Modification of Employment Agreement dated November 20, 2003 with Stuart F. McFarland (filed as Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.12*	Employment Agreement dated December 31, 2000 with Tim Dewan (filed as Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.13P*	Lease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.13P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.14P*	Sublease Agreement (600 B Street, Suite 2202) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.14P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.15P*	Lease Agreement (1146 West Valley Parkway, Suite 102) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.15P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.16P*	Lease Agreement (1235 Avocado Boulevard) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.16P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.17P*	Lease Agreement (26755 Jefferson Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.17P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.18P*	Lease Agreement (2401 E. Katella Avenue) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.18P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.19P*	Lease Agreement (5810 El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.19P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.20P*	Lease Agreement (330 North Brand, Suite 525) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.20P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.21P*	Lease Agreement (277 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.21P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.22P*	Lease Agreement (2235 Polvorosa Avenue, Suite 260) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.22P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.23P*	Lease Agreement (9440 Telstar Avenue, Suite 6) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.23P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.24P*	Lease Agreement (267 North El Camino Real) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.24P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.25P*	Lease Agreement (5611 Palmer Way, Suite G) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.25P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.26P*	Lease Agreement (41188 Sandalwood Circle) (filed in paper format pursuant to a continuing hardship -exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.26P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.27P*	Lease Agreement (41162 Sandalwood Circle, Unit A) (filed in paper format pursuant to a continuing hardship exemption granted under SEC Regulation S-T Section 232.202 as Exhibit 10.27P to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on March 11, 2004 and incorporated herein by reference).
10.28*	Southwest Community Bank 401(k) Plan, as amended (filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed on January 12, 2004 and incorporated herein by reference).
10.29*	Employment Agreement dated October 29, 2004 with Alan J. Lane (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K/A filed on November 11, 2004 and incorporated herein by reference). Executive Supplemental Compensation Agreement dated January 20, 2005 with Alan J. Lane. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.30*	Executive Supplemental Compensation Agreement dated January 20, 2005 with Alan J. Lane. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.31*	Lease Agreement (599 North E Street, San Bernardino). (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.32*	Lease Agreement (5650 El Camino Real, Suite 130, Carlsbad). (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.33*	Asset Purchase Agreement, among Financial Data Solutions, Inc., Southwest Community Bancorp, and Float Acquisition Corp. dated June 7, 2005 (filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on June 13, 2005 and incorporated herein by reference).

Reg. S-K
Item 601
Exhibit No.	Description
10.34*	Escrow Agreement dated June 7, 2005 (filed as Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on June 13, 2005 and incorporated herein by reference).
10.35*	Lease Agreement (8250 White Oak Avenue, Rancho Cucamonga) (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference).
10.36*	Employment Agreement dated November 7, 2005 with Frank J. Mercardante (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference).
11.1*	Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).
12.1	Not applicable.
14*	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Frank J. Mercardante.
31.2	Section 302 Certification of James L. Lemery.
32.1*	Section 906 Certification of Frank J. Mercardante.
32.2*	Section 906 Certification of James L. Lemery.

*	Filed as an exhibit to the Company’s Annual Report on Form 10-K as of December 31, 2005 or incorporated by reference from previous filings.
(b)	Exhibits

The exhibits listed above in Item 15(a)(3) above are incorporated herein by this reference.
(c)	Excluded Financial Statements

Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST COMMUNITY BANCORP
Dated: April 20, 2006	By:	/s/ Frank J. Mercardante
Frank J. Mercardante
(Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan W. Arendsee Allan W. Arendsee	Director	April 20, 2006
/s/ Carol M. Beres Carol M. Beres	Director	April 20, 2006
/s/ Richard T.L. Chan Richard T.L. Chan	Director	April 20, 2006
/s/ Karen J. Estes Karen J. Estes	Director	April 20, 2006
/s/ Philip H. Holtkamp Philip H. Holtkamp	Director	April 20, 2006
/s/ Alan J. Lane Alan J. Lane	Director, President	April 20, 2006
/s/ James L. Lemery James L. Lemery	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 20, 2006
/s/ Howard B. Levenson Howard B. Levenson	Chairman of the Board	April 20, 2006
/s/ Stuart F. McFarland Stuart F. McFarland	Director, Executive Vice President	April 20, 2006
/s/ Frank J. Mercardante Frank J. Mercardante	Director, Chief Executive Officer (Principal Executive Officer)	April 20, 2006
/s/ Paul M. Weil Paul M. Weil	Vice Chairman and Corporate Secretary	April 20, 2006