Form 10-Q
period 2006-03-31
SOUTHWEST COMMUNITY BANCORP
filed 2006-05-08
CIK 1275873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of April 30, 2006: 4,038,748

PART I — Financial Information
Item 1 — Financial Statements
SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$88,799	$133,830
Federal funds sold	135,410	93,095

Cash and cash equivalents	224,209	226,925

Interest-bearing deposits in financial institutions	167	167
Investment securities available-for-sale	95,347	96,502
Investment securities held-to-maturity	177	188

Loans, net of unearned income	310,825	314,806
Less allowance for loan losses	4,532	4,494

Net loans	306,293	310,312

Premises and equipment	1,891	2,044
Federal Home Loan Bank stock at cost	1,468	1,451
Cash surrender value of life insurance	9,127	9,042
Other assets	9,840	9,872

Total Assets	$648,519	$656,503

Liabilities and Shareholders’ Equity
Noninterest-bearing demand	$438,968	$432,117
Money market and NOW	117,886	136,097
Savings	7,450	7,630
Time deposits under $100,000	4,497	3,504
Time deposits $100,000 and over	14,300	14,786

Total Deposits	583,101	594,134

Accrued interest and other liabilities	3,208	4,703
Junior subordinated debt	8,248	8,248

Total Liabilities	594,557	607,085

Shareholders’ Equity
Common stock, no par value, 28,125,000 shares authorized, 3,929,560 and 3,808,348 shares issued and outstanding in 2006 and 2005, respectively	39,472	37,254
Retained earnings	15,597	13,200
Accumulated other comprehensive income (loss)	(1,107)	(1,036)

Total Shareholders’ Equity	53,962	49,418

Total Liabilities and Shareholders’ Equity	$648,519	$656,503

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Interest Income
Interest and fees on loans	$6,867	$5,353
Investment securities	1,004	737
Federal funds sold and other	926	339

Total interest income	8,797	6,429

Interest Expense
Deposits	1,069	495
Borrowings	159	119

Total interest expense	1,228	614

Net interest income	7,569	5,815
Provision for loan losses	—	315

Net interest income after provision	7,569	5,500

Noninterest Income
Fees and service charges	620	602
Loan referral fees	47	111
Gain on sale of SBA loans	513	338
Other income	227	204

Total noninterest income	1,407	1,255

Noninterest Expense
Salaries and employee benefits	2,575	2,151
Occupancy and equipment	848	759
Other	1,384	1,297

Total noninterest expense	4,807	4,207

Income from continuing operations before income taxes	4,169	2,548
Income taxes	1,644	1,003

Income from continuing operations	2,525	1,545
Loss from discontinued operations, net of income taxes	—	(20)

Net income	$2,525	$1,525

Earnings per common share:
Income from continuing operations — Basic	$0.66	$0.42
Income from continuing operations — Diluted	$0.57	$0.35

Income from discontinued operations — Basic	$—	$—
Income from discontinued operations — Diluted	$—	$—

Net Income — Basic	$0.66	$0.42
Net Income — Diluted	$0.57	$0.35
The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(dollars in thousands)

					Accumulated
					Other
	Common Stock		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income (loss)	Total
Balance, December 31, 2004	3,484,266	$29,901		$9,107	$(120)	$38,888
Options exercised, including tax benefit of $928	84,650	1,277				1,277
Warrants exercised	1,800	17				17
Comprehensive income:
Net income			$1,525	1,525		1,525
Net unrealized loss on securities net of tax benefit of $421			(603)		(603)	(603)

Total comprehensive income			$922

Balance, March 31, 2005 (unaudited)	3,570,716	$31,195		$10,632	$(723)	$41,104

Balance, December 31, 2005	3,808,348	$37,254		$13,200	$(1,036)	$49,418
Options exercised, including tax benefit of $1,367	110,187	2,118				2,118
Warrants exercised	11,025	100				100
Share based compensation expense				72		72
Cash dividend declared at $0.05 per share				(200)		(200)
Comprehensive income:
Net income			$2,525	2,525		2,525
Net unrealized loss on securities net of tax benefit of $50			(71)		(71)	(71)

Total comprehensive income			$2,454

Balance, March 31, 2006 (unaudited)	3,929,560	$39,472		$15,597	$(1,107)	$53,962

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating Activities
Net Income	$2,525	$1,525
Depreciation and amortization	226	423
Amortization/accretion of premiums/discounts on investment securities, net	174	226
Provision for loan losses	—	315
Deferred income tax benefit	(43)	(159)
Increase in cash value of life insurance	(85)	(77)
Share based compensation expense	72	—
Tax benefits from equity based compensation	(1,367)	—
Net change in other assets and liabilities	(13)	(125)

Net Cash Provided by Operating Activities	1,489	2,128

Investing Activities
Redemption (purchase) of FHLB stock, net	(17)	418
Purchase of investment securities available-for-sale	(2,691)	(24,267)
Proceeds from maturities of investment securities available-for-sale	3,551	2,001
Proceeds from maturities of investment securities held-to-maturity	11	30
Purchases of premises and equipment	(73)	(183)
Net (increase) decrease in loans	4,019	(3,709)
Purchase of life insurance	—	(2,400)

Net Cash Provided (Used) in Investing Activities	4,800	(28,110)

Financing Activities
Net increase (decrease) in deposits	(11,033)	69,470
Tax benefits from equity based compensation	1,367
Proceeds from exercise of stock options	751	349
Proceeds from exercise of stock warrants	100	17
Dividends paid	(190)	—

Net Cash Provided (Used) by Financing Activities	(9,005)	69,836

Net Increase (Decrease) in Cash and Cash Equivalents	(2,716)	43,854
Cash and Cash Equivalents at Beginning of Period	226,925	170,352

Cash and Cash Equivalents at End of Period	$224,209	$214,206

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$1,224	$611

Cash Paid for Taxes	$1,805	$—

Non-Cash Investing Activities
Net Change in Accumulated Other Comprehensive Income	$(71)	$(603)

Dividends declared and accrued in other liabilities	$200	$—

The accompanying notes are an integral part of these financial statements

SOUTHWEST COMMUNITY BANCORP
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Summary of Significant Accounting Policies
     The accounting and reporting policies of Southwest Community Bancorp and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and results of operations for the three month periods ended
March 31, 2006 and 2005 and changes in cash flows for the three month periods ended March 31, 2006 and 2005.
     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.
Nature of Operations
     Southwest Community Bancorp (“Southwest Community” or “holding company” on a parent — only basis and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company that was incorporated on December 4, 2002, under the laws of the State of California for the purpose of becoming the holding company for Southwest Community Bank (the “Bank”) and the Bank’s majority-owned subsidiary, Financial Data Solutions, Inc. (“FDSI”). The holding company reorganization was consummated on April 1, 2003.
     The Bank began operations on December 1, 1997, as a California state-chartered bank and currently operates nine branch offices within San Diego, Orange, Riverside and San Bernardino Counties and a loan production office in Los Angeles County, California and in Utah. The Bank’s primary source of revenue is from providing loans to customers who are predominately small and middle-market businesses. In November 1998, the Bank began a subsidiary operation, FDSI, which provided item processing services to the financial services industry. In May 2003, the Bank transferred its 51% equity interest in FDSI to the holding company. In February 2004, the holding company acquired the 49% minority interest. On June 7, 2005, the business assets of FDSI were sold and the name of the corporation was changed to FDS Liquidation Corporation (“FDSLC”).
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
Note 2 — Earnings Per Share
     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute net income per share for the periods presented:

	March 31, 2006		March 31, 2005
	Income	Shares	Income	Shares
	(dollars in thousands, except per share)
Net income as reported	$2,525	—	$1,525	—
Shares outstanding at period end	—	3,929,560	—	3,749,252
Impact of weighting shares issued during the period	—	(107,473)	—	(72,679)

Used in basic earnings per share	2,525	3,822,087	1,525	3,676,573

Dilutive Effect of Outstanding Stock Options	—	583,068	—	729,867

Used in diluted earnings per share	$2,525	4,405,155	$1,525	4,406,440

Basic net income per share	$0.66		$0.42

Diluted net income per share	$0.57		$0.35

Note 3 — Stock-Based Compensation
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised), Share-Based Payment (“SFAS No. 123R”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     There was no material impact to the Company’s income before income taxes and net income from the adoption of SFAS No. 123R.
Share-based compensation expense recognized for stock options was $72,000 for the three months ended March 31, 2006. There was no tax benefit recognized as the options are primarily incentive stock options. If the Company had not implemented SFAS No. 123R, diluted earnings per share for the three months ended March 31, 2006 would have been $0.02 higher than if the Company had continued to account for share-based compensation under
APB No. 25.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

Three Months Ended
March 31, 2005
(dollars in thousands,
except per share)
Net income as reported	$1,525
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(146)

Pro forma net income	$1,379

Basic earnings per share:
As reported	$0.42
Pro forma	0.38

Diluted earnings per share:
As reported	$0.35
Pro forma	0.31
     The following table presents the activity related to options for the three months ended March 31, 2006.

		Weighted	Weighted	Aggregate
		Average	Average	Instrinsic
		Exercise	Remaining	Value
	Options	Price	Term (yrs)	(000’s)
Options outstanding at December 31, 2005	863,841	$12.13
Granted	—	—
Exercised	(110,187)	6.82
Forfeited	(14,413)	19.05

Options outstanding at March 31, 2006	739,241	12.78	5.7	$18,864

Options exercisable at March 31, 2006	647,850	11.71	5.4	17,228

Note 4 — Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 5 — Discontinued Operations
     On June 7, 2005, the Company and its wholly-owned subsidiary, FDSI, executed an Asset Purchase Agreement and Escrow Agreement and sold substantially all of the business assets of FDSI to Float Acquisition Corp., a subsidiary of Open Solutions, Inc., for $9,000,000, of which $1,365,000 was held in escrow for up to twelve months related to certain contingencies. On August 15, 2005, the Company received $300,000 from the escrow without any adjustment for contingencies. The remaining $1,065,000 in the escrow account is scheduled to be released in June 2006 and, subject to any adjustment for contingencies, would result in an additional net gain of up to approximately $550,000.
     The operating results for FDSI, which are presented as loss from discontinued operations, were as follows:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Item processing income	$—	$1,490

Loss from operations, net of tax	$—	$(20)

Loss from discontinued operations	$—	$(20)

Note 6 — Pending Merger
     On February 15, 2006, the Company and Placer Sierra Bancshares (“Placer”) (Nasdaq: PLSB) entered into an Agreement and Plan of Merger and Reorganization, pursuant to which the Company will merge with and into Placer in an all-stock transaction for $175 million in aggregate consideration and the Bank will merge with and into Placer’s subsidiary bank. At the closing, each outstanding share of common stock will be converted into, and each warrant to purchase common stock will be converted into the right to purchase, a number of shares of Placer’s common stock based on Placer’s average stock price over a 20 trading day period prior to the closing of the transaction. Additional cash consideration is possible under certain circumstances. Placer is a Northern California based bank holding company for Placer Sierra Bank, with assets of $1.9 billion and 40 branches operating throughout California. The merger is subject to the approval of the shareholders of the Company and Placer, the receipt of necessary regulatory approvals, and other customary closing conditions. The merger is expected to be close in June 2006.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements,” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, throughout this Quarterly Report the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us, Southwest Community Bancorp, Southwest Community Bank, FDS Liquidation Corporation, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs as well as the assumptions we have made, those expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, failure of a significant number of borrowers to repay their loans, failure of our community banking strategy, changes in general economic conditions or the economic conditions in Southern California, the monetary policies of the Federal Reserve, changes in interest rates, and restrictions imposed on us by banking laws or regulations or banking industry regulators.
     For information about factors that could cause our actual results to differ from our expectations, you should carefully read
“ITEM 1A — RISK FACTORS” included in our Annual Report on Form 10-K. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All future written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We have no intention, and do not assume any obligation, to update these forward-looking statements.
FINANCIAL SUMMARY
     The primary source of the Company’s earnings comes from banking services provided by the Bank. Effective June 7, 2005, substantially all of the business assets of the Company’s data processing subsidiary were sold. The results of operations for the subsidiary, prior to the sale, are reported as discontinued operations.
     Since the opening of the Bank in 1997, we have experienced continued growth in earning assets and earnings. While total assets decreased slightly as compared to the 2005 year end, earning assets (Federal funds sold, investments and loans) increased approximately 7%. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. Since inception we have also pursued growth through new branches and by expanding real estate and small business lending. We believe that our continued growth results from the level of services we provide, as well as favorable pricing for our banking products and services and the overall growth in the local economy in which we operate. We cannot assure you of our success in implementing our growth strategy.
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

     The growth in Company assets and earnings and the contribution to earnings from continuing and discontinued operations for the three month periods ended March 31, 2006 and 2005 are summarized below and discussed in more detail in the following sections:

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands,
	except per share data)
Continuing Operations:
Income from continuing operations	$2,525	$1,545

Discontinued Operations:
Loss from discontinued operations	—	(20)

Net Income	$2,525	$1,525

Diluted earnings per share
Continuing operations	$0.66	$0.42
Net income	$0.57	$0.35

Consolidated assets	$648,519	$605,148
Average earning assets	$492,921	$416,428

Return on average equity (a)	19.7%	15.3%
Return on average assets (a)	1.6%	1.2%
Net interest margin — tax equivalent basis	6.23%	5.61%
Efficiency ratio	53.6%	59.5%

(a)	Based on continuing operations, annualized.
Results of Continuing Operations for the Three Months Ended March 31, 2006 Compared to 2005
     The 63% increase in income from continuing operations for the three months ended March 31, 2006 as compared to the same period in 2005 was a result of several factors. Net interest income increased $1,754,000, or 30%, due to an 18% increase in average interest-earning assets and a 62 basis point increase in net interest margin. In addition, the provision for loan losses decreased $315,000 and noninterest income increased $152,000, or 12%. Partially offsetting the benefit to income from the increases in net interest income and noninterest income and the lower provision for loan losses; noninterest expense increased by $600,000, or 14%. The increase in noninterest expenses was primarily due to increases in salaries and employee benefits related to the overall growth of the Bank.
Balance Sheet as of March 31, 2006 compared to December 31, 2005
     As of March 31, 2006 consolidated total assets decreased $7,984,000, or 1%, to $648,519,000 as compared to $656,503,000 at December 31, 2005, however, total earning assets (Federal funds sold, investments and loans) increased $37,168,000, or 7%, from the 2005 year end. Net loans decreased $4,019,000, or 1%, to $306,293,000 as pay-downs exceeded loan funding. The decrease in cash and cash equivalents resulted from the $11,033,000, or 2% decrease in total deposits to $583,101,000 as of March 31, 2006, as compared to $594,134,000 at December 31, 2005. Shareholders’ equity increased, primarily due to net income for the period and the exercise of stock options, to $53,962,000 at March 31, 2005 from $49,418,000 as of December 31, 2005.

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
     Our significant accounting policies and practices are described in Note 1 to our Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation that are included in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses and fair value of financial instruments as critical accounting policies.
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

Analysis of Average Rates and Balances and Changes in Net Interest Income

	Three Months Ended March 31,
	2006			2005
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
			(dollars in thousands)
Assets
Investment securities — taxable	$75,547	$798	4.23%	$71,406	$692	3.88%
Investment securities — tax-exempt (1)	21,918	312	5.69%	4,957	68	5.49%
Federal funds sold and other	83,184	926	4.45%	54,325	339	2.50%
Loans (2)	312,272	6,867	8.80%	285,740	5,353	7.49%

Total Interest-Earning Assets	492,921	8,903	7.22%	416,428	6,452	6.20%

Noninterest-earning assets	119,770			99,187

Total Assets	$612,691			$515,615

Liabilities
Interest-bearing demand	$13,397	6	0.18%	$8,505	4	0.19%
Savings & money market	126,660	910	2.87%	107,726	456	1.69%
Time deposits	18,470	153	3.31%	10,084	35	1.39%
Borrowings	8,248	159	7.71%	8,248	119	5.77%

Total Interest-Bearing Liabilities	166,775	1,228	2.95%	134,563	614	1.83%

Demand deposits	387,487			338,266
Other liabilities	7,281			3,030

Total Liabilities	561,543			475,859
Shareholders’ Equity	51,148			39,756

Total Liabilities and Equity	$612,691			$515,615

Net interest income/margin — tax equivalent basis		7,675	6.23%		5,838	5.61%
Net interest spread			4.27%			4.37%
Less tax equivalent adjustment		106			23

Net interest income		$7,569	6.14%		$5,815	5.59%

(1)	The interest income and yields on tax-exempt investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 34%.

(2)	Loans, net of unearned income, include non-accrual loans, but do not reflect average allowances for loan losses. Interest income from loans includes loan fees of $588,000 in 2006 and $490,000 in 2005.

(3)	The rates have been annualized. No assurance can be given regarding the actual results for the year ending December 31, 2006.
     Net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities. The changes between periods in these assets and liabilities are referred to as volume changes. The impact on net interest income of changes in average volume is measured by multiplying the change in volume between the current period and the prior period by the prior period rate. Net interest income/margin — tax equivalent basis is expressed using a tax equivalent adjustment to reflect the fact that the interest income on municipal securities is exempt from Federal income tax.
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

Analysis of Volume and Interest Rates

	2006 from 2005
	Change due to		Total
	Volume	Rate	Change
	(dollars in thousands)
Investment securities — taxable	$41	$65	$106
Investment securities — tax-exempt	241	3	244
Federal funds sold	237	350	587
Loans	527	987	1,514

Total interest income	1,046	1,405	2,451

Interest-bearing demand	2	—	2
Savings & Money Market	91	363	454
Time deposits	90	28	118
Borrowings	—	40	40

Total interest expense	183	431	614

Net Interest Income — tax equivalent basis	$863	$974	$1,837

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     For the three months ended March 31, 2006, net interest income — tax equivalent basis was $7,675,000, an increase of $1,837,000, or 30%, as compared to $5,838,000 for the three months ended March 31, 2005. The increase in net interest income was primarily due to the increase in average loans, our highest yielding interest-earning asset. The increase in net interest income can also be attributed to the differential in the amount of growth in our interest-earning assets versus our interest-bearing liabilities. Average interest-earning assets increased $76,493,000, or 18%, versus an increase in average interest-bearing liabilities of $32,212,000, or 24%. Most of the earning asset growth was supported by the $49,221,000, or 15%, growth in average noninterest-bearing demand deposits. The increased volume of our interest-earning assets contributed $1,046,000 towards the increase in net interest income. The $26,532,000, or 9%, increase in average loans contributed $527,000 to the increase in interest income. The increase in interest income from the increased volume of interest-earning assets was partially offset by the $183,000 increase in interest expense due to the increased volume of interest-bearing liabilities.
     Increased interest rates had an overall positive impact of $974,000 on net interest income. The average prime rate during the first quarter of 2006 was 7.43% as compared to 5.44% during the first quarter of 2005. An increase of $1,405,000 from increased rates earned on interest-earning assets was partially offset by a $431,000 increase in interest expense due to higher rates paid on interest-bearing liabilities. The average rates paid on loans did not increase to the extent of the increase in the prime rate as a significant amount of the loans had floor provisions and had been earning at the floor levels in 2005. Future increases in interest rates are expected to increase the rate earned on loans as the loans have come off their floor levels.
     The net interest margin on a tax equivalent basis for the three months ended March 31, 2006 was 6.23%, an increase of 62 basis points from 5.61% for the same period in 2005. The increase in net interest margin was due to the increase in the rates earned on interest-earning assets being only partially offset by an increase in the rates paid on interest-bearing liabilities.
     The rate earned on average total interest-earning assets was 7.22% for the first quarter of 2006, an increase of 102 basis points as compared to 6.20% for the first quarter of 2005. The increase in the rate earned on earning assets was primarily due to the increase in interest rates.
     The average rate paid on average total interest-bearing liabilities was 2.95% in the first quarter of 2006, an increase of 112 basis points from 1.83% for the same period in 2005. The overall increase in the average rate paid was due to higher rates paid on interest-bearing deposit accounts and borrowings.

Provision for Loan Losses
     We did not have a provision for loan losses for the three months ended March 31, 2006 as compared to $315,000 for the same period in 2005. The lack of a provision for loan losses in the first quarter of 2006 reflects the slight decrease in the loan portfolio at March 31, 2006 as compared to year end 2005. In addition, we had net recoveries of $38,000 and nonperforming loans decreased to $796,000 or 0.26% of total loans outstanding at March 31, 2006 as compared to $1,043,000, or 0.33% of total loans, at December 31, 2005 and $1,570,000, or 0.55% of total loan, at March 31, 2005. The allowance for loan losses was 1.46% of total loans at March 31, 2006, as compared to 1.43% at December 31, 2005 and 1.41% at March 31, 2005.
Noninterest Income
     For the three months ended March 31, 2006, noninterest income was $1,407,000, an increase of $152,000, or 12%, from $1,255,000 for the three months ended March 31, 2005. Increases in gains on sale of SBA loans fees, service charges on deposits accounts and other income were offset by lower loan referral fees. Increased loan origination activity resulted in gains on sales of SBA loans of $513,000 during the first quarter of 2006, an increase of $175,000, or 52% as compared to the first quarter of 2005. The decrease in loan referral fees and increase in SBA loan sales reflects a shift in activity from conventional loans to SBA loans.
Noninterest Expense
     The Company’s major noninterest expense categories are employees’ salaries and benefits and occupancy and equipment expense in our facilities. Together, these expenses constitute approximately 70% of total noninterest expense. Growth in these expenses during the periods presented is consistent with our growth in earning assets and revenues.
     Noninterest expense for the three months ended March 31, 2006, was $4,807,000, an increase of $600,000, or 14%, from $4,207,000 for the first quarter of 2005. The major items contributing to the increase were salaries and benefits increasing $424,000, or 20%, and occupancy and equipment expense increasing $89,000, or 12%. The increases in all expense classifications are attributable to growth of the Bank, including increases in the number of employees and in the number of offices.
FINANCIAL POSITION
     Our total assets decreased $7,984,000, or 1%, to $648,519,000 at March 31, 2006 from $656,503,000 at December 31, 2005, however total earning assets (Federal funds sold, investments and loans) increase $37,168,000, or 7%. The decrease in assets is primarily reflected in a $4,019,000, or 1% decrease in net loans. The decrease in loans was the net result of lower construction and commercial loan balances only partially offset by increased commercial real estate balances. As compared to the 2005 year end, deposits decreased $11,033,000, the net effect of an $18,211 decrease in money market and now deposits partially offset by an increase of a $6,851,000 in noninterest-bearing demand deposits. We emphasize seeking demand deposits from business customers in our market area. The $4,544,000 increase in shareholders’ equity was from our earnings for the first three months of 2006 and the exercise of stock options and warrants, partially offset by the payment of cash dividends and the decrease in other comprehensive income caused by decreases in the market values on investment securities as interest rates increased.

Loans
     The following table sets forth the components of net loans outstanding in each category at the dates indicated:

	March 31, 2006		December 31, 2005
		Percent		Percent
Loan Category	Amount	of Total	Amount	of Total
	(dollars in thousands)
Real estate loans:
Construction	$97,464	31%	$104,987	33%
Residential	13,921	4%	13,897	4%
Commercial	117,069	37%	106,134	33%

Total real estate	228,454	72%	225,018	70%
Commercial	83,416	27%	91,259	29%
Consumer & Other	2,091	1%	1,714	1%

Total Loans	313,961	100%	317,991	100%

Less unearned loan income	(3,136)		(3,185)

Loans, net of unearned income	$310,825		$314,806

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
     At March 31, 2006, our capital exceeded the minimum regulatory requirements and we were considered to be “well capitalized,” as defined in the regulations issued by our regulatory agencies. Our capital ratios, shown below for both the Company and the Bank, have been computed in accordance with regulatory accounting guidelines.

	“Well	Southwest	Southwest
	Capitalized”	Community	Community
	Requirement	Bancorp	Bank
As of March 31, 2006:
Tire 1 leverage capital ratio	5.0%	10.3%	9.3%
Tier 1 risk-based capital ratio	6.0%	15.2%	13.7%
Total risk-based capital ratio	10.0%	16.3%	14.8%

As of December 31, 2005:
Tire 1 leverage capital ratio	5.0%	9.7%	9.0%
Tier 1 risk-based capital ratio	6.0%	13.9%	12.8%
Total risk-based capital ratio	10.0%	14.9%	13.9%
     During the three months ended March 31, 2006 shareholders’ equity increased $4,544,000 to $53,962,000. The increase included net income of $2,525,000, $2,218,000 from the exercise of stock options (including an income tax benefit of $1,367,000) and warrants, and $72,000 from the accrual of stock option expense; partially offset by a $200,000 for accrual of dividends and a $71,000 increase in the net unrealized loss on available-for-sale securities.

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
     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities. These funds are invested in financial instruments over various maturities to insure that funds are readily available to meet deposit withdrawals or fund loans. As of March 31, 2006, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and investment securities available-for-sale) as a percentage of deposits were 55% as compared to 54% at December 31, 2005. The relatively high proportion of demand deposits in the Bank, versus total deposits, requires that we maintain higher levels of liquidity than might be required by other financial institutions. Approximately 67% of these demand deposits are concentrated in three relationships.
     Short term management of liquidity requires managing the daily fluctuations in deposits along with the net change in loans. To manage these fluctuations we invest in short term investments such as Federal funds and maintain borrowing facilities that we can access on a daily basis.
     The Bank maintains lines of credit of $8,000,000 with correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during a month. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow the Bank to borrow up to 20% of its assets (approximately $130,000,000 as of March 31, 2006) on a collateralized basis. As of March 31, 2006, loans and securities pledged as collateral for this facility would have allowed the Bank to borrow up to approximately $75,000,000. Also, additional loans are available for pledging. These facilities have been used infrequently.
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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities. Risk management is an important part of our operations and a key element of our overall financial results.
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
     There has not been any material change in the market risk disclosure from that contained in the Company’s 2005 Form 10-K for the year ended December 31,2005.
Item 4 — Controls and Procedures
     For the period covered by this report, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2006, these disclosure controls and procedures were effective.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter ending March 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — Other Information
Item 1 — Legal Proceedings
     To the best of our knowledge, there are no pending legal proceedings to which Southwest Community, the Bank or FDSLC are a party and which may have a materially adverse effect upon Southwest Community, the Bank or FDSLC’s property, business or results of operations.
Item 1A — Risk Factors
     There have been no material changes in the risk factors that could cause our actual results of operations to differ materially from our expectations from that disclosed in Item 1A of our Annual Report on Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2006, we issued a total of 11,025 shares of our common stock pursuant to the exercise of warrants issued in our 2002 Unit Offering. The aggregate proceeds were $100,000. The issuances of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2). That section exempts from the registration requirements securities issued by a company not involving any public offering. The issuance of shares of common stock upon exercise of warrants did not involve any public offering in compliance with the requirements of Section 4(2) and, therefore, was exempt from registration.
There were no discounts or commissions involved in the above transactions.

Item 3 — Defaults upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits
     The following exhibits are furnished with this Quarterly Report:

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

SOUTHWEST COMMUNITY BANCORP

Date:	May 8, 2006	By:	/s/ Frank J. Mercardante

Frank J. Mercardante
Chief Executive Officer

Date:	May 8, 2006	By:	/s/ James L. Lemery

James L. Lemery
Executive Vice President & Chief Financial Officer